Form 10-K
period 1995-12-31
PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
filed 1996-03-28
CIK 778791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



     [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended December 31, 1995.

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                                     PART I

ITEM 1.       BUSINESS

(A)  Background

On October 5, 1985, PLM Financial Services, Inc. (FSI), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a registration statement on Form S-1 with the Securities and Exchange Commission. The Form S-1 was filed with respect to a proposed offering of 160,000 limited partnership units (Units) in an equipment leasing program, PLM Transportation Equipment Partners IX 1986 Income Fund (Registrant). The Registrant's program consisted of four California limited partnerships: PLM Transportation Equipment Partners IXA 1986 Income Fund, PLM Transportation Equipment Partners IXB 1986 Income Fund,
PLM Transportation Equipment Partners IXC 1986 Income Fund, and PLM Transportation Equipment Partners IXD 1986 Income Fund (each individually, the Partnership, together, the Partnerships). The Registrant's offering became effective on January 7, 1986. The Registrant's Partnerships engage in the business of owning and leasing a diversified portfolio of transportation equipment to be operated or leased to a variety of corporate lessees. FSI is the general partner (General Partner) of each of the Partnerships.

     The Partnerships were formed to engage in the business of owning and managing diversified pools of transportation equipment. The objectives of each Partnership are to invest in equipment which will:

     (i) generate cash distributions to investors on a quarterly basis;

     (ii)maintain substantial residual value for continued operation and ultimate sale;

     (iii) provide certain federal income tax benefits, including investment tax credits, to the extent available, in 1986 and tax deductions in excess of Partnership income during early years which investors may use to offset taxable income from other sources.

     (iv)to endeavor to reduce certain of the risks of equipment ownership by acquiring a diversified portfolio of varying equipment types.

     The 1986 Tax Reform Act (the Act) substantially altered some of the Partnership objectives. Specifically, the ability of investors in the Partnership to use tax deductions in excess of Partnership income to offset taxable income from other sources was not only limited in duration by the Act (no offsets were allowed after 1990), but also limited to a declining percentage that could be applied against other income beginning in 1987.
The Act also eliminated the investment tax credit.

(B)  Management of Partnership Equipment

The Partnerships have entered into equipment management agreements with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI has agreed to perform services necessary to manage transportation equipment on behalf of the Partnerships and to perform or contract for the performance of obligations of the lessor under the Partnerships' leases. In consideration for its services and pursuant to the Partnership Agreements, IMI is entitled to a monthly management fee. Management fees are calculated as 10% of cash flow available for distribution and are payable monthly (See Financial Statements, notes 1 and 2.)

                                     TEP IXA

The offering of limited partnership units (the "Units") of PLM Transportation Equipment Partners IXA 1986 Income Fund (TEP IXA or the Partnership) closed on May 23, 1986, having sold 24,285 Units. FSI contributed $100 for its 1% general partnership interest in TEP IXA.

     As of December 31, 1995, TEP IXA owned the following equipment: 1 Metro III commuter aircraft, 90 trailers, 125 marine containers, and 10 tank railcars. During 1995, TEP IXA sold or disposed of one trailer and 10 marine containers. Additionally, the Partnership entered into a sales-type lease related to a commuter aircraft with a carrying value of $505,450 for a sales price equal to the present value of the future lease payments ($1,090,000) less a $50,000 reserve for estimated future costs of sale. Gross lease payments of $234,000 will be received over a one-year period, commencing in June 1995, with an additional balloon payment of $919,012 due at the end of the lease term. At December 31, 1995, approximately 99% of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership. All equipment was either held in short-term rental facilities operated by an affiliate or on lease as of December 31, 1995. Lessees of the TEP IXA equipment portfolio include, but are not limited to Burlington Northern Railroad Company and Trans Ocean Ltd.

                                     TEP IXB

The offering of Units of PLM Transportation Equipment Partners IXB 1986 Income Fund (TEP IXB or the Partnership) closed on September 29, 1986, having sold 17,460 Units. FSI contributed $100 for its 1% general partnership interest in TEP IXB.

     As of December 31, 1995, TEP IXB owned the following equipment: 1 Metro III commuter aircraft (50% owned by TEP IXB and 50% owned by an affiliated partnership), 41 refrigerated over-the-road trailers, 30 marine containers, 14 covered hopper railcars, and one sidelift. During 1995, TEP IXB sold or disposed of 22 trailers and four marine containers. At December 31, 1995, all of the partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership. With the exception of one trailer and one sidelift, all equipment was either held in short-term rental facilities operated by an affiliate or was on lease as of December 31, 1995. Lessees of the TEP IXB equipment portfolio include but are not limited to Sky West Airlines, Inc., Trans Ocean Ltd., and Burlington Northern Railroad Company.

                                     TEP IXC

The offering of Units of PLM Transportation Equipment Partners IXC 1986 Income Fund (TEP IXC or the Partnership) closed on December 22, 1986, having sold 16,914 Units. FSI contributed $100 for its 1% general partnership interest in TEP IXC.

     As of December 31, 1995, TEP IXC owned the following equipment: 1 Metro III commuter aircraft (30% owned by TEP IXC and 70% owned by an affiliated partnership), 149 trailers, six refrigerated marine containers, and five covered hopper railcars. During 1995, TEP IXC sold or disposed of four trailers, five railcars, and one marine container. At December 31, 1995, approximately 99% of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership. All equipment was either held in short-term rental facilities operated by an affiliate or on lease as of December 31, 1995. The lessees of the TEP IXC equipment portfolio include but are not limited to Pel Air, Continental Baking Co., Greenbrier Leasing Corporation, and Trans Ocean Ltd.

                                     TEP IXD

The offering of Units of PLM Transportation Equipment Partners IXD 1986 Income Fund (TEP IXD or the Partnership) closed on March 30, 1987, having sold 9,529 Units. FSI contributed $100 for the 1% general partnership interest in TEP IXD.

     As of December 31, 1995, TEP IXD owned the following equipment: 55 trailers and 171 marine containers. During 1995, TEP IXD sold or disposed of 45 marine containers and 30 trailers. At December 31, 1995, all of the Partnership's trailer equipment was being operated in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership. All equipment in the TEP IXD portfolio was either held in short-term rental facilities operated by an affiliate or on lease as of December 31, 1995. Lessees of the TEP IXD equipment portfolio include but are not limited to Trans Ocean Ltd.

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases.

Generally, the equipment owned by the Partnerships is leased out on an operating lease basis wherein the rents owed during the initial noncancelable term of the lease are insufficient to recover the Partnerships' purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under the operating lease need not be capitalized on the lessee's balance sheet.

     The Partnerships encounter considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower rates than the Partnerships offer. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnerships may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnerships may be at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnerships also compete with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnerships cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services, and trade-in privileges.

     The Partnerships compete with many equipment lessors, including, among others, ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnerships invested in transportation-related capital equipment. With the exception of aircraft leased to passenger air carriers, the Partnerships' equipment is used primarily for the transport of materials. The following describes the markets for the Partnerships' equipment:

(1)  Commuter Aircraft

In recent years, growth in the commuter aircraft industry has outpaced that of larger carriers. As larger operators have increasingly adopted a regional hub concept, air traffic has grown among commuter/regional airlines providing feeder service into these hubs. Many smaller communities served by 19-seat passenger aircraft do not generate sufficient air traffic to justify the 29 to 100-seat aircraft currently being acquired by larger operators. Recently, however, the U.S. Federal Aviation Administration (FAA) implemented regulatory actions requiring 19-seat passenger aircraft to come under the same operating rules as commercial jets. These changes will significantly impact direct operating costs for such smaller aircraft and will require the General Partner to remarket the Partnerships' Metro IIIs into international markets not affected by these regulations, a move it has already undertaken due to the higher lease rates achievable in these markets. Further, the industry-wide trend toward larger regional aircraft is expected to have a negative impact on demand for 19-passenger aircraft in the short term.

(2)  Marine Containers

The container market ended 1994 with expectations that the strengthening market experienced late in the year would continue into 1995. Such was not the case as the usual seasonal slowdown during the post-Christmas time period extended longer than expected, and utilization in 1995 did not achieve 1994 levels. While per diem rates increased somewhat by summertime, they did not fully recover from the 8-12% decrease experienced during the preceding two years. Aggressive pricing by several major leasing companies attempting to capture greater market share is expected to put further pressure on refrigerated container utilization and per diem rates. In the secondary markets, there continues to be significant increases in supply as primarily operators dispose of large numbers of older equipment. Since the Partnerships own predominately older containers, they will continue to be impacted by these industry trends.

     During 1996, major leasing companies are expected to reduce purchases of new equipment in response to soft market conditions. This anticipated reduction in supply should lead to a strengthening in utilization and per diem rates later in the year as demand catches up to supply.

(3)  Railcars

Nearly all the major railroads reported substantial revenue increases during 1995. As additional industry consolidation is expected in 1996, these mergers should produce further operating efficiencies leading to continued increases in revenues and profits. Car loadings rose approximately 3% during 1995 with chemicals, metals, and grain experiencing the largest gains. Car demand for liquefied petroleum gas and liquid fertilizer service was also strong throughout the year.

     The Partnerships' fleet experienced almost 100% utilization during 1995. The few cars out of service were undergoing scheduled maintenance or repair. The General Partner believes rates are at the top of the cycle for all types of cars owned by the Partnerships. With demand continuing high, rental rates for most types of cars owned by the Partnerships are expected to remain relatively strong during 1996.

     On the supply side, industry experts predict approximately 55,000 new car builds and 40,000 retirements for a net gain of about 1.2% in the total U.S. fleet during 1996. While car builders are still busy, orders are not coming in as rapidly as in the last two years, so it is likely additions will not significantly outpace retirements this year.

(4)  Over-the-Road Dry Trailers:

The over-the-road dry trailer market remained strong in 1995 due to record freight movements and equipment utilization. The General Partner achieved excellent utilization levels in 1995 averaging over 85%. Current levels show some signs of softening demand in comparison to the record-setting levels of 1994, when users encountered up to 18 months of backlog for new equipment delivery. While new production is expected to decline over the next few years, this should not dramatically affect utilization levels, as plenty of older, obsolete equipment needs to be retired.

     The General Partner continues to transfer trailers with expiring lease terms to the short-term trailer rental facilities operated by PLM Rental, Inc. The General Partner believes the strong performance of units in these rental facilities reflects the demand for short-term leases mentioned above and expects this trend to continue as long as the current shortage of trailers exists.

(5)  Over-the-Road Refrigerated Trailers:

After a record year in 1994, demand for refrigerated trailers softened in 1995. This softened demand affected overall performance in 1995. Adverse weather conditions reduced the volume of fresh fruit and produce available, so refrigerated equipment operators focused on hauling generic freight, adding to the dry freight market while reducing capacity and demand in temperature-controlled markets.

     Heavy consolidation in the trucking industry induced carriers to work off excess equipment inventory from 1994 levels. However, inventory is expected to return to more normal levels in 1996 and continue throughout the rest of the decade, as excess capacity is retired, newer refrigeration technology standards become more defined, and environmentally-damaging refrigerants are phased out of service.

(E)  Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local, and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnerships' ownership and operation of equipment, which may affect the Partnerships' liquidity. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnerships' equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnerships' equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification, of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include (but are not limited to):

     (1) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.;

     (2) the U.S. Department of Transportation's Hazardous Materials Regulations which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnerships' tankcars.

ITEM 2.       PROPERTIES

The Partnerships neither own nor lease any properties other than the equipment they have purchased for leasing purposes. At December 31, 1995, each Partnership owned a portfolio of transportation equipment as described in Part I, Item 1. It is not contemplated that any more equipment will be acquired.

     The Partnerships maintain their principal offices at One Market, Steuart Street Tower, Suite 900, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnerships.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnerships' limited partners during the fourth quarter of its fiscal year ended December 31, 1995.

                                                      PART II

ITEM 5.       MARKET FOR THE PARTNERSHIPS' EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Partnerships' Agreements, the General Partner is generally entitled to a 1% interest in the profits and losses and distributions of each Partnership. The General Partner also is entitled to a special allocation of net profit or gains from sale of each Partnerships' assets during the liquidation phase in an amount equal to one ninety-ninth of the aggregate of the capital contribution made by the Limited Partners. The General Partner is the sole holder of such interests. Ownership of the remaining 99% interest in the profits and losses and distributions of the respective Partnerships is represented as follows as of December 31, 1995:


                                       TEP IXA            TEP IXB             TEP IXC            TEP IXD

Holders of Limited
Partnership Units                       1,008               614                 533                328


There are several secondary exchanges which may purchase or facilitate transactions of limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of partnership units. There is no public market for the Units and none is likely to develop. Moreover, the Units are subject to substantial restriction on transferability.

ITEM 6.       SELECTED FINANCIAL DATA

                  Table  5,  below,   lists  selected  financial  data  for  the
respective Partnerships:

                                                      TABLE 5


                                         For the years ended December 31,

  TEP IXA                              1995              1994             1993              1992              1991
  -------
                                  --------------------------------------------------------------------------------------

  Operating results:
    Total revenues                $   1,144,180     $     752,029     $    764,823      $  1,041,370     $   1,363,689
    Gain (loss) on disposition
      of equipment                      555,733            59,957          (53,590)           11,253           (29,549)
    Net income (loss)                   473,623          (132,809)        (179,977)          203,877           396,001

  At year-end:
    Total assets                  $   2,044,123     $   1,855,487     $  2,568,780      $  3,413,824     $   3,994,907
    Total liabilities                    43,300            30,418          111,336            68,331            39,768

  Cash distributions              $     297,869     $     499,566     $    708,072      $    813,523     $   1,007,443

  Per limited partnership unit:
  Net income (loss)               $       19.31     $       (5.41)    $      (7.34)     $       8.31     $       16.14

  Cash distributions              $       12.14     $       20.37     $      28.87      $      33.16     $       41.07

  TEP IXB

  Operating results:
    Total revenues                $     671,144     $     962,681     $    956,072      $  1,024,899     $   1,123,151
    Gain on disposition
      of equipment                      113,206           132,025           30,646                --            14,108
    Net income                           83,006           279,472          282,593           386,866           383,457

  At year-end:
    Total assets                  $   1,158,613     $   1,691,187     $  2,275,596      $  2,760,063     $   3,159,146
    Total liabilities                    92,454            33,858           35,912            18,337            19,651

  Cash distributions              $     674,176     $     861,827     $    784,635      $    784,635     $     724,935

  Per limited partnership unit:
  Net income                      $        4.71     $       15.85     $      16.02      $      21.94     $       21.74

  Cash distributions              $       38.23     $       48.87     $      44.49      $      44.49     $       41.10




                                              For the years ended December 31,

  TEP IXC                              1995              1994             1993              1992              1991
  -------
                                  --------------------------------------------------------------------------------------

  Operating results:
    Total revenues                $     916,158     $     970,110     $    837,998      $    959,605     $     869,896
    Gain (loss) on disposition
      of equipment                      229,599             2,561           14,139          (108,915)          (22,314)
    Net income (loss)                   259,541           154,881           36,888            65,987          (132,285)

  At year-end:
    Total assets                  $   1,189,380     $   1,849,532     $  2,057,830      $  2,494,437     $   3,112,094
    Total liabilities                    44,063            56,790           31,384            21,764            17,141

  Cash distributions              $     906,966     $     388,585     $    483,115      $    688,267     $     277,542

  Per limited partnership unit:
  Net income (loss)               $       15.19     $        9.07     $       2.16      $       3.86     $       (7.74)

  Cash distributions              $       53.09     $       22.74     $      28.28      $      40.29     $       16.24

  TEP IXD

  Operating results:
    Total revenues                $     374,362     $     583,442     $    743,878      $    790,599     $     642,579
    Gain on disposition
      of equipment                       83,235            17,133           53,478            94,829             7,750
    Net income                    $      46,051     $     193,690     $    305,232      $    269,939     $     132,859

  At year-end:
    Total assets                  $     575,694     $   1,390,092     $  1,600,584      $  1,715,979     $   2,112,364
    Total liabilities                     8,338             5,060           10,588             7,221            64,018

  Cash distributions              $     863,727     $     398,654     $    423,994      $    609,527     $     281,837

  Per limited partnership unit:
  Net income                      $        4.78     $       20.12     $      31.71      $      28.04     $       13.80

  Cash distributions              $       89.74     $       41.42     $      44.05      $      63.33     $       29.28



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A)  Sources

The Partnerships' primary source of liquidity is operating cash flow. Proceeds realized from the sale or disposal of equipment are generally distributed to the partners. The Partnerships' original source of capital was proceeds from the initial public offering of limited partnership units.

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

(C)  Market Values

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

     As of December 31, 1995, the General Partner estimated the current fair market value of each Partnerships' equipment portfolio to be approximately :
$2.9 million, $1.6 million, $1.9 million and $0.92 million for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively.

(D)  Government Regulations

The General Partner operates the Partnerships' equipment in accordance with current regulations (see Item 1 (E) Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnerships' ability to continue to own or operate equipment in their portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnerships of meeting regulatory compliance for the same equipment operated between countries. These on-going changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any certainty and thus preclude the General Partner from accurately determining the impact of such changes on Partnership operations, purchases and sales of equipment.

(E)  Future Outlook

The General Partner intends to continue its strategy of closely matching the level of cash distributions to that of net operating cash flows. However, as stated above, the difficulty in predicting market conditions precludes the General Partner from accurately determining the impact of this strategy on liquidity. The Partnerships will enter into their respective liquidation phase beginning in 1996 and will, pursuant to the original operating plan, continue to market equipment for sale as current lease terms expire. The General Partner has not planned any expenditures past January 1, 1996, nor is it aware of any contingencies, that would require capital resources additional to those discussed above.

(F)  Results of Operations - Year to Year Detail Comparison

Comparison of the Registrant's Operating Results for the Years Ended December 31, 1995 and 1994

TEP IXA

(A)  Revenues

(1) Lease revenue decreased to $547,246 in 1995 from $682,844 in 1994. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1995               1994
                                              ---------------------------------
  Trailers                                     $  324,821         $  438,918
  Marine containers                               118,625            130,722
  Rail equipment                                  103,800             95,954
  Aircraft                                             --             17,250
                                              =================================
                                               $  547,246         $  682,844
                                              =================================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $114,097 from 1994 levels due to the decline in utilization in the short-term rental facilities in 1995 compared to 1994 levels, and the sale or disposal of 12 trailers, one yardster and one forklift in 1994. Additionally, one trailer was disposed of in 1995;

     (b) Aircraft revenue decreased $17,250 due to the sale of a commuter aircraft in the second quarter of 1995 which was structured as a sales-type lease. The income from this lease financing is now reported as interest income;

     (c) Marine container revenue decreased $12,097 due to the disposal of 10 marine containers in 1995 and 6 in 1994, and a decline in utilization from 1994 levels;

     (d) Rail revenue increased $7,846 from 1994 levels due to a rental credit which was given to a current lessee in the first quarter of 1994.

(2) Interest and other income increased to $41,201 in 1995 from $9,228 in 1994 due primarily to an increase of $31,000 in finance lease income as the Partnership entered into a sales-type lease related to a commuter aircraft, and secondarily to higher interest rates earned on invested cash.

(3) For the year ended December 31, 1995, the Partnership realized a gain of $555,733 on the sale or disposition of one trailer, one commuter aircraft, and 10 marine containers, compared to the same period in 1994, where the Partnership realized a gain of $59,957 on the sale or disposition of 12 trailers, one yardster, one forklift, and six marine containers. The Partnership will receive future lease payments totaling $234,000 with an additional balloon payment of $919,012 at the end of the one-year lease term relating to the sales type lease of the commuter aircraft.

(B)  Expenses

Total expenses for the years ended December 31, 1995 and 1994, were $670,557 and $884,838, respectively. The decrease in 1995 expenses was attributable primarily to decreased bad debt expense and depreciation expense, offset by increases in repairs and maintenance and general and administrative expense.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) increased to $192,738 in 1995 from $132,056 in 1994. This increase was due to the refurbishment required on the Partnership's aircraft which came off-lease in the beginning of 1995, partially offset by a decrease in repairs and maintenance for trailers in the short-term rental facilities.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees, bad debt expense and general and administrative expenses) decreased to $477,819 in 1995 from $752,782 in 1994. This change resulted from:

     (a) a decrease of $167,819 in bad debt expense due to the change in management's estimate of doubtful accounts in 1995;

     (b) a decrease in depreciation expense of $124,901 from 1994 levels resulting from the sale or disposal of one trailer, one commuter aircraft, and 10 marine containers in 1995;

     (c) an increase in general and administrative expense of $18,010 from 1994 levels due primarily to higher administrative costs associated with the short-term rental facilities in 1995 compared with 1994 levels due to a credit of $16,000 which was received on the short-term rental facilities in 1994 due to the closing one of the short-term rental facilities in 1994, no similar credit was received in 1995 and an increase in audit fees.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1995, was $473,623 compared with a net loss of $132,809 for the year ended December 31, 1994. In 1995, TEP IXA distributed $294,890 to the Limited Partners, or $12.14 per Unit.

     The Partnership's performance for the year ended December 31, 1995, is not necessarily indicative of future periods.

                                     TEP IXB

(A)  Revenues

(1) Lease revenue decreased to $535,422 in 1995 from $813,960 in 1994. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1995               1994
                                              ---------------------------------
  Trailers and tractors                        $  224,499         $  401,393
  Aircraft                                        194,371            194,371
  Rail equipment                                   81,637            178,641
  Marine containers                                34,915             39,555
                                              =================================
                                               $  535,422         $  813,960
                                              =================================

The decline was due primarily to the following:

     (a) Trailer and tractor revenue decreased $176,894 due to the sale of 22 trailers during 1995, and a slight decline in utilization in the short-term rental facilities;

     (b) Railcar revenue decreased $97,004 due to the sale of the letro porter in the third quarter of 1994 and the off-lease status of the sidelift at the beginning of 1995;

     (c) Marine container revenue decreased $4,640 due to the disposal of four containers in 1995.

(2) Interest and other income increased to $22,516 in 1995 from $16,696 in 1994 due primarily to higher interest rates and higher cash balances in interest bearing accounts.

(3) For the year ended December 31, 1995, the Partnership realized a gain of $113,206 on the sale of 22 trailers and the disposition of four marine containers, compared to the same period in 1994, where the Partnership realized a gain of $132,025 on the sale of 13 tractors, six trailers, and one letro porter and the disposition of five marine containers.

(B)  Expenses

Total expenses for the years ended December 31, 1995 and 1994 were $588,138 and $683,209, respectively. The decrease in 1995 expenses was attributable primarily to decreased depreciation expense, management fees to affiliates, and bad debt expense, partially offset by increased repairs and maintenance and general and administrative expenses.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) increased to $144,020 in 1995 from $127,540 in 1994. This change resulted primarily from an increase in the number of trailers coming off term leases requiring refurbishment prior to transitioning to the short-term rental facilities operated by an affiliate of the General Partner, and repairs required on several of the Partnership's railcars.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense and general and administrative expenses) decreased to $444,118 in 1995 from $555,669 in 1994. This change resulted primarily from:

     (a) a decrease in depreciation expense of $102,009 from 1994 levels reflecting asset sales during 1995;

     (b) a decrease in management fees to affiliate of $11,895 from 1994 levels due to the lower levels of operating cash flow in 1995 compared to 1994. Management fees are calculated monthly as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

     (c) a decrease of $7,575 in bad debt expense due to change in management's estimate of doubtful accounts in 1995;

     (d) an increase in general and administrative expenses of $9,928 from 1994 levels. This reflects the increased administrative costs associated with the short-term rental facilities due to an increased volume of trailers operating in the facilities in 1995 as compared to 1994, and increase in audit fee.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1995, was $83,006 compared with net income of $279,472 for the year ended December 31, 1994. In 1995, TEP IXB distributed $667,434 to the Limited Partners, or $38.23 per Unit.

     The Partnership's performance for the year ended December 31, 1995, is not necessarily indicative of future periods.
                                     TEP IXC

(A)  Revenues

(1) Lease revenue decreased to $667,893 in 1995 from $958,179 in 1994. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1995               1994
                                              ---------------------------------
  Trailers and tractors                        $  546,927         $  767,520
  Rail equipment                                   41,059            104,808
  Aircraft                                         68,400             76,088
  Marine containers                                11,507              9,763
                                              =================================
                                               $  667,893         $  958,179
                                              =================================

The decrease was due to the following:

     (a) Trailer revenue decreased $220,593 in 1995 as compared to 1994 levels, due primarily to lower utilization in the short-term rental facilities in 1995, as compared to 1994, and the sale of four trailers in 1995;

     (b) Rail revenue decreased $63,749 in 1995 compared to 1994. The decrease was due to the sale of five twin stack railcars in the first quarter of 1995;

     (c) Aircraft revenue decreased $7,688 in 1995 as compared to 1994 levels. The decrease resulted from the terms of the original lease agreement which called for a decrease in rate in 1995.

(2) Interest and other income increased to $18,666 in 1995 from $9,370 in 1994 due primarily to higher interest rates and higher cash balances in interest bearing accounts.

(B)  Expenses

Total expenses for the years ended December 31, 1995 and 1994 were $656,617 and $815,229, respectively. The decrease in 1995 expenses was attributable primarily to decreases in bad debt expenses, depreciation expense, general and administrative expense, repairs and maintenance, and management fees to affiliate.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $162,539 in 1995 from $187,140 in 1994. This decrease was due to a decrease in the number of trailers coming off term lease requiring refurbishment prior to transitioning to the short-term rental facilities operated by an affiliate of the General Partner.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees, bad debt expense and general and administrative expenses) increased to $494,078 in 1995 from $628,089 in 1994. This change resulted primarily from:

     (a) a decrease in bad debt expense of $46,501 due to change in management's estimate of doubtful accounts in 1995;

     (b) a decrease in depreciation expense of $45,141 from 1994 reflecting asset sales during 1995 and 1994;

     (c) a decrease in general and administrative expenses of $31,796 primarily due to the decreased administrative costs associated with the short-term rental facilities due to decline in utilization in the short-term rental facilities, offset by an increase in audit fee;

     (d) a decrease in management fees of $10,573 due to decreased levels of operating cash flow during 1994. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement.

(3) During 1995, the Partnership realized a gain of $229,599 on the sale of four trailers, five railcars, and the disposition of one marine container, compared to the same period in 1994 when the Partnership realized a gain of $2,561 on the sale of four trailers and the disposition of three marine containers.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1995 was $259,541 compared with net income of $154,881 for the year ended December 31, 1994. In 1995, TEP IXC distributed $897,896 to the Limited Partners, or $53.09 per Unit.

     The Partnership's performance for the year ended December 31, 1995, is not necessarily indicative of future periods.

                                     TEP IXD

(A)  Revenues

(1) Lease revenue decreased to $267,141 in 1995 from $545,035 in 1994. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1995               1994
                                              ---------------------------------
  Trailers                                     $  188,529         $  456,511
  Marine containers                                78,612             88,524
                                              =================================
                                               $  267,141         $  545,035
                                              =================================

The decrease was due to the following:

     (a) Trailer revenue decreased $267,982 in 1995 as compared to 1994 levels, due to the sale of 30 trailers during 1995 and lower utilization in short-term rental facilities operated by an affiliate of the General Partner;

     (b) Marine container revenue decreased $9,912 in 1995 as compared to 1994 levels, primarily due to a decline in utilization levels in 1995 and the disposal of 45 20-foot dry marine containers during 1995.

(2) Interest and other income increased to $23,986 in 1995 from $21,274 in 1994 due to an increase in interest rates and higher cash balances in interest bearing accounts.

(3) Gain on disposition of equipment of $83,235 in 1995 resulted from the sale or disposal of 45 marine containers and 30 trailers. The gain on disposition of equipment in 1994 totaled $17,133 from the sale or disposal of 29 marine containers and two trailers.

(B)  Expenses

Total expenses for the years ended December 31, 1995 and 1994 were $328,311 and $389,752, respectively. The decrease in 1995 expenses was attributable primarily to decreased depreciation and management fees, offset slightly by an increase in bad debt expense, repairs and maintenance, and general and administrative expenses.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) increased to $60,337 in 1995 from $57,449 in 1994. This change resulted primarily from the refurbishment of 30 trailers prior to being sold.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense, and general and administrative expenses) decreased to $267,974 in 1995 from $332,033 in 1994. This change resulted from:

     (a) a decrease in depreciation expense of $61,957 from 1994 levels reflecting assets sales during 1995 and 1994;

     (b) a decrease in management fees to affiliate of $13,499 from 1994 levels due to the lower level of operating cash flow during 1995. Management fees are calculated as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

     (c) an increase of $9,471 in bad debt expense due to change in management's estimate of doubtful accounts in 1995.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1995 was $46,051 compared with net income of $193,690 for the year ended December 31, 1994. In 1995, TEP IXD distributed $855,090 to the Limited Partners, or $89.74 per Unit.

     The Partnership's performance for the year ended December 31, 1995, is not necessarily indicative of future periods.

Comparison of the Registrant's Operating Results for the Years Ended December 31, 1994 and 1993

TEP IXA

(A)  Revenues

(1) Lease revenue decreased to $682,844 in 1994 from $810,530 in 1993. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1994               1993
                                              ---------------------------------
  Trailers                                     $  438,918         $  537,584
  Marine containers                               130,722            151,216
  Rail equipment                                   95,954            121,730
  Aircraft                                         17,250                 --
                                              =================================
                                               $  682,844         $  810,530
                                              =================================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $98,666 from 1993 levels due to the sale or disposal of 12 trailers, one yardster and one forklift, offset, in part by an increase in trailer revenues due to more trailers operating in short-term rental facilities in 1994, as compared to 1993. Trailers operating in short-term rental facilities generate higher per day revenue than term lease trailers;

     (b) Rail revenue decreased $25,776 from 1993 levels due to lower re-leased rate on the sidelift;

     (c) Marine container revenue decreased $20,494 due to the disposal of three 20 foot reefers and three 20 foot folding-end flat marine containers in 1994, and a decline in utilization from 1993 levels;

     (d) Aircraft revenue increased $17,250 due to the re-lease of an aircraft in December of 1994. This aircraft has been off-lease since the second quarter of 1992.

(2) Interest and other income increased to $9,228 in 1994 from $7,883 in 1993 due primarily to higher interest rates earned on invested cash.

(3) For the year ended December 31, 1994, the Partnership realized a gain of $59,957 on the sale or disposition of 12 trailers, one yardster, one forklift, and six marine containers, compared to the same period in 1993, where the Partnership realized a loss of $53,590 on the sale or disposition of 15 trailers and four forklifts.

(B)  Expenses

Total expenses for the years ended December 31, 1994 and 1993 were $884,838 and $944,800, respectively. The decrease in 1994 expenses was attributable primarily to decreased repairs and maintenance, general and administrative expenses, depreciation expense, offset by increases in management fees to affiliate and bad debt expense.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $132,056 in 1994 from $151,214 in 1993. This decrease was due to the repairs and maintenance required on the Partnership's off-lease aircraft during 1993, partially offset by an increase in the number of trailers coming off term lease in 1994, requiring refurbishment prior to transitioning into the short-term rental facilities operated by an affiliate of the General Partner.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees, bad debt expense and general and administrative expenses) decreased to $752,782 in 1994 from $780,186 in 1993. This change resulted from:

     (a) a decrease in depreciation expense of $37,812 from 1993 levels resulting from the sale or disposal of 12 trailers, one yardster, one forklift, and six marine containers in 1994;

     (b) a decrease in general and  administrative  expense of $22,312 from 1993 levels due primarily to lower administrative costs associated with the Partnership, partially offset by increases in certain trailer expenses associated with an increased number of the Partnership's trailers operating in the rental facilities in 1994;

     (c) an increase in management fees to affiliate of $20,011 from 1993 levels due to changes in the level of operating cash flow between the two years. Management fees are calculated monthly as the greater of 10% of Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

     (d) an increase of $12,709 in bad debt expense due to General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(3) Loss on revaluation of equipment in 1993 resulted from the Partnership reducing the carrying value of a forklift to its current estimated net realizable value. No loss on revaluation of equipment was required in 1994.

(C)  Net Loss

As a result of all of the foregoing, net loss for the year ended December 31, 1994 was $132,809 compared with a net loss of $179,977 for the year ended
December 31, 1993. In 1994, TEP IXA distributed $494,570 to the Limited Partners, or $20.37 per Unit.

     The Partnership's performance for the year ended December 31, 1994, is not necessarily indicative of future periods.

                                     TEP IXB

(A)  Revenues

(1) Lease revenue decreased to $813,960 in 1994 from $914,205 in 1993. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1994               1993
                                              ---------------------------------
  Trailers and tractors                        $  401,393         $  468,153
  Aircraft                                        194,371            194,371
  Rail equipment                                  178,641            200,624
  Marine containers                                39,555             51,057
                                              =================================
                                               $  813,960         $  914,205
                                              =================================

The decline was due primarily to the following:

     (a) Trailer and tractor revenue decreased $66,760 due to the sale of 13 tractors, one over-the-road reefer and five meat trailers, partially offset by an increase in trailer revenues as trailers completed the transition from term leases to operation in the short-term rental facilities. Trailers operating in short-term rental facilities generate higher per day revenue than term lease trailers;

     (b) Railcar revenue decreased $21,983 due to the sale of the letro porter, offset, in part, by an increase in revenue due to the re-lease of 13 railcars off-lease in 1993;

     (c) Marine container revenue decreased $11,502 due to the disposal of four 20 foot reefers and one 40 foot folding-end flat marine containers in 1994 and lower utilization in 1994 compared to 1993.

(2) Interest and other income increased to $16,696 in 1994 from $11,221 in 1993 due primarily to higher interest rates and higher cash balances in interest bearing accounts.

(3) For the year ended December 31, 1994, the Partnership realized a gain of $132,025 on the sale of 13 tractors, six trailers, and one letro porter and the disposition of five marine containers, compared to the same period in 1993, where the Partnership realized a gain of $30,646 on the disposal of four trailers.

(B)  Expenses

Total expenses for the years ended December 31, 1994 and 1993 were $683,209 and $673,479, respectively. The increase in 1994 expenses was attributable primarily to increased repairs and maintenance, and general and administrative expenses, partially offset by decreased depreciation expense and management fees to affiliates.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) increased to $127,540 in 1994 from $61,048 in 1993. This change resulted primarily from an increase in the number of trailers coming off term leases requiring refurbishment prior to transitioning to the short-term rental facilities operated by an affiliate of the General Partner, and repairs required on several of the Partnership's railcars.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense and general and administrative expenses) decreased to $555,669 in 1994 from $612,431 in 1993. This change resulted primarily from:

     (a) a decrease in depreciation expense of $82,420 from 1993 levels reflecting asset sales during 1994;

     (b) a decrease in management fees to affiliate of $22,789 from 1993 levels due to the lower levels of operating cash flow in 1994 compared to 1993. Management fees are calculated monthly as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

     (c) an increase in general and administrative expenses of $50,327 from 1993 levels. This reflects the increased administrative costs associated with the short-term rental facilities due to an increased volume of trailers operating in the facilities.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1994, was $279,472 compared with net income of $282,593 for the year ended December 31, 1993. In 1994, TEP IXB distributed $853,209 to the Limited Partners, or $48.87 per Unit.

     The Partnership's performance for the year ended December 31, 1994, is not necessarily indicative of future periods.

                                     TEP IXC

(A)  Revenues

(1) Lease revenue increased to $958,179 in 1994 from $817,898 in 1993. The following table lists lease revenues earned by equipment type:

                                              For the year ended December 31,
                                                  1994               1993
                                              ---------------------------------
  Trailers and tractors                        $  767,520         $  662,276
  Rail equipment                                  104,808            110,753
  Aircraft                                         76,088             25,177
  Marine containers                                 9,763             19,692
                                              =================================
                                               $  958,179         $  817,898
                                              =================================

The increase was due to the following:

     (a) Trailer revenue increased $105,244 in 1994 as compared to 1993 levels, due primarily to more trailers operating in short-term rental facilities in 1994, as compared to 1993. Trailers operating in short-term facilities generate higher per day revenue than term lease trailers;

     (b) Aircraft revenue increased $50,911 in 1994 as compared to 1993 levels. The increase resulted from a commuter aircraft which was off-lease for the first eight months of 1993 compared to being on lease all of 1994;

     (c) Marine container revenue decreased $9,929 in 1994 as compared to 1993 levels, due primarily to a decline in utilization levels in 1993;

     (d) Rail revenue decreased $5,945 in 1994 compared to 1993. The decrease was due to a rail car coming off-lease in April of 1993 and being off-lease the entire 1994.

(2) Interest and other income increased to $9,370 in 1994 from $5,961 in 1993 due primarily to higher interest rates and higher cash balances in interest bearing accounts.

     (B) Expenses

Total expenses for the years ended December 31, 1994 and 1993 were $815,229 and $801,110, respectively. The increase in 1994 expenses was attributable primarily to increases in bad debt expenses, management fees to affiliate and general and administrative expense, offset by, decreased depreciation expense, and repairs and maintenance.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $187,140 in 1994 from $206,521 in 1993. This decrease was due to the repairs and maintenance required on the Partnership's off-lease aircraft during 1993 and not required during 1994, partially offset by an increase in the number of trailers coming off term lease requiring refurbishment prior to transitioning to the short-term rental facilities operated by an affiliate of the General Partner.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense and general and administrative expenses) increased to $628,089 in 1994 from $594,589 in 1993. This change resulted primarily from:

     (a) an increase in bad debt expense of $21,531 due to the General Partner's evaluation of the collectability of receivables due from trailer lessees;

     (b) an increase in management fees of $14,604 due to increased levels of operating cash flow during 1994. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

     (c) an increase in general and administrative expenses of $12,157 primarily due to the increased administrative costs associated with the short-term rental facilities resulting from the increased volume of trailers operating in these facilities, partially offset by a reduction in transportation charges required to position the aircraft for re-leasing;

     (d) a decrease in depreciation expense of $14,792 from 1993 reflecting asset sales during 1994 and 1993.

(3) During 1994, the Partnership realized a gain of $2,561 on the sale of four trailers and the disposition of three marine containers, compared to the same period in 1993 when the Partnership realized a gain of $14,139 on the sale or disposal of two trailers and one marine container.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1994 was $154,881 compared with net income of $36,888 for the year ended December 31, 1993. In 1994, TEP IXC distributed $384,699 to the Limited Partners, or $22.74 per Unit.

     The Partnership's performance for the year ended December 31, 1994, is not necessarily indicative of future periods.

                                     TEP IXD

(A)  Revenues

(1) Lease revenue decreased to $545,035 in 1994 from $677,550 in 1993. The following table lists lease revenues earned by equipment type:

                                                     For the year ended
                                                        December 31,
                                                  1994               1993
                                              ---------------------------------
  Trailers                                     $  456,511         $  532,280
  Marine containers                                88,524            145,270
                                              =================================
                                               $  545,035         $  677,550
                                              =================================

The decrease was due to the following:

     (a) Trailer revenue decreased $75,769 in 1994 as compared to 1993 levels, due to the off-lease status of 24 trailers at the end of 1994, low utilization in short-term rental facilities operated by an affiliate of the General Partner, and the disposal of two trailers in 1994 and five trailers (of which 4 trailers are in a sales-type lease) in 1993;

     (b) Marine container revenue decreased $56,746 in 1994 as compared to 1993 levels, primarily due to a decline in utilization levels in 1994 and disposal of 29 20-foot dry marine containers during 1994.

(2) Interest and other income increased to $21,274 in 1994 from $12,850 in 1993. Due to higher interest rates and higher cash balances in interest bearing accounts.

(3) Gain on disposition of equipment of $17,133 in 1994 resulted from the sale or disposal of 29 marine containers and two trailers. The gain on disposition of equipment in 1993 totaled $53,478 from the sale of 38 marine containers and five trailers.

(B)  Expenses

Total expenses for the years ended December 31, 1994 and 1993 were $389,752 and $438,646, respectively. The decrease in 1994 expenses was attributable primarily to decreased depreciation, management fees and general and administrative expenses, offset slightly by an increase in bad debt expense.

(1) Direct Operating Expenses (defined as repairs and maintenance and insurance) decreased to $57,449 in 1994 from $61,392 in 1993. This change resulted primarily from the smaller number of trailers operating in the short-term rental facilities requiring repairs and maintenance as compared to the same period in 1993.

(2) Indirect Operating Expenses (defined as depreciation and amortization expense, management fees, bad debt expense, and general and administrative expenses) decreased to $332,303 in 1994 from $377,254 in 1993. This change resulted from:

     (a) a decrease of $21,204 in general and administrative expenses from 1993 levels resulting primarily from lower administrative costs associated with the Partnership;

     (b) a decrease in depreciation expense of $16,296 from 1993 levels reflecting assets sales during 1994 and 1993;

     (c) a decrease in management fees to affiliate of $14,383 from 1993 levels due to the lower level of operating cash flow during 1994. Management fees are calculated as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

     (d) an increase of $6,932 in bad debt expense due to the General Partner's evaluation of the collectability of receivables due from rental yard trailer lessees.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1994 was $193,690 compared with net income of $305,232 for the year ended December 31, 1993. In 1994, TEP IXD distributed $394,668 to the Limited Partners, or $41.42 per Unit.

     The Partnership's performance for the year ended December 31, 1994, is not necessarily indicative of future periods.

Geographic Information

The Partnerships operates their equipment in international markets. As such, the Partnerships are exposed to a variety of currency, political, credit and economic risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnerships to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strive to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the notes to the Financial statements for information on the revenues, income and assets in various geographic regions.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnerships are listed on the Index to Financial Statements and Financial Statement Schedules included in Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        60                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Allen V. Hirsch                        42                  Director, Vice Chairman of the Board, Executive Vice
                                                           President of PLM International, Inc.; Director and
                                                           President, PLM Financial Services, Inc.; President,
                                                           PLM Securities Corp., and PLM Transportation
                                                           Equipment Corporation.

Walter E. Hoadley                      79                  Director, PLM International, Inc.

Robert L. Pagel                        59                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     61                  Director, PLM International, Inc.

Robert N. Tidball                      57                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     47                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        49                  President, PLM Investment Management, Inc.; Vice
                                                           President, PLM Financial Services, Inc.

David J. Davis                         39                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          41                  President, PLM Railcar Management Services Canada
                                                           Limited.

Douglas P. Goodrich                    49                  Senior Vice President, PLM International; Senior Vice
                                                           President PLM Transportation Equipment Corporation;
                                                           President PLM Railcar Management Services, Inc.

Steven O. Layne                        41                  Vice President, PLM Transportation Equipment
                                                           Corporation.

Stephen Peary                          47                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      53                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.

     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988 Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Allen V.  Hirsch  became  Vice  Chairman of the Board and a Director of PLM
International  in  April  1989.  He  is  an  Executive  Vice  President  of  PLM
International and President of PLM Securities Corp. Mr. Hirsch became the President of PLM Financial Services, Inc. in January 1986 and President of PLM Investment Management, Inc. and PLM Transportation Equipment Corporation in August 1985, having served as a Vice President of PLM Financial Services, Inc. and Senior Vice President of PLM Transportation Equipment Corporation beginning in August 1984, and as a Vice President of PLM Transportation Equipment Corporation beginning in July 1982 and of PLM Securities Corp. from July 1982 to October 1, 1987. He joined PLM, Inc. in July 1981, as Assistant to the Chairman. Prior to joining PLM, Inc., Mr. Hirsch was a Research Associate at the Harvard Business School. From January 1977 through September 1978, Mr. Hirsch was a consultant with the Booz, Allen and Hamilton Transportation Consulting Division, leaving that employment to obtain his master's degree in business administration.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America from 1968 to 1981 and Chairman of the Federal Reserve Bank of Philadelphia from 1962 to 1966. Dr. Hoadley has also served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991 Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April, 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

     J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

     Stephen M. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Douglas P. Goodrich was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

     Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11. EXECUTIVE COMPENSATION

The Partnerships have no directors, officers, or employees. The Partnerships have no pension, profit sharing, retirement, or similar benefit plans in effect as of December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         At December 31, 1995, no investor is known by the General Partner to beneficially own more than 5% of the Units of TEP IXA, TEP IXB, TEP IXC or TEP IXD.

     (b) Security Ownership of Management

         Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates beneficially own any Units of TEP IXA, TEP IXB, TEP IXC or TEP IXD.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a) Transactions with Management and Others.

         During 1995, management fees paid or accrued to IMI were: $60,713, $43,650, $45,353 and $24,250 for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively. During 1995, administrative services performed on behalf of the Partnerships were reimbursed to FSI and its affiliates as follows: $122,635, $96,118, $163,169 and $68,871 for TEP IXA, TEP IXB,
         TEP IXC and TEP IXD, respectively.

     (b) Certain Business Relationships

         None.

     (c) Indebtedness of Management

         None.

     (d) Transactions with Promoters

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

     (b)      Reports on Form 8-K

              None.

     (c)      Exhibits

         4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-657) which became effective with the Securities and Exchange Commission on January 7, 1986.

         10. Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-657) which became effective with the Securities and Exchange Commission on January 7, 1986.

         24.  Powers of Attorney.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Registrant has no directors or officers. The General Partner has signed on behalf of the Registrant by duly authorized officers.


Date:  March 27, 1996                 PLM TRANSPORTATION EQUIPMENT PARTNERS IXA
                                      1986 INCOME FUND
                                      PARTNERSHIP

                                       By:      PLM Financial Services, Inc.
                                                General Partner



                                       By:      *_______________________
                                                 Allen V. Hirsch
                                                 President



                                       By:      /s/ David J. Davis
                                                -------------------------
                                                David J. Davis
                                                Vice President and
                                                Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Registrant's General Partner on the dates indicated.


Name                                Capacity                       Date


*________________________
Allen V. Hirsch                     Director-FSI               March 27, 1996


*________________________
J. Alec Merriam                     Director-FSI               March 27, 1996


*________________________
Robert L. Pagel                     Director-FSI               March 27, 1996



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers-of-attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Stephen Peary
-----------------------
Stephen Peary
Attorney-in-Fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Registrant has no directors or officers. The General Partner has signed on behalf of the Registrant by duly authorized officers.


Date:  March 27, 1996                PLM TRANSPORTATION EQUIPMENT PARTNERS IXB
                                     1986 INCOME FUND PARTNERSHIP

                                     By:      PLM Financial Services, Inc.
                                              General Partner



                                     By:      *_______________________
                                               Allen V. Hirsch
                                               President



                                     By:       /s/ David J. Davis
                                               ------------------------
                                               David J. Davis
                                               Vice President and
                                               Corporate Controller




* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                               /s/ Stephen Peary
                                               -----------------------
                                               Stephen Peary
                                               Attorney-in-Fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Registrant has no directors or officers. The General Partner has signed on behalf of the Registrant by duly authorized officers.


Date:  March 27, 1996                 PLM TRANSPORTATION EQUIPMENT PARTNERS IXC
                                      1986 INCOME FUND
                                      PARTNERSHIP

                                      By:      PLM Financial Services, Inc.
                                               General Partner



                                      By:      *_______________________
                                                Allen V. Hirsch
                                                President



                                       By:      /s/ David J. Davis
                                                ----------------------
                                                David J. Davis
                                                Vice President and
                                                Corporate Controller




* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                /s/ Stephen Peary
                                                -----------------------
                                                Stephen Peary
                                                Attorney-in-Fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Registrant has no directors or officers. The General Partner has signed on behalf of the Registrant by duly authorized officers.


Date:  March 27, 1996               PLM TRANSPORTATION EQUIPMENT PARTNERS IXD
                                    1986 INCOME FUND
                                    PARTNERSHIP

                                    By:      PLM Financial Services, Inc.
                                             General Partner



                                    By:      *_______________________
                                              Allen V. Hirsch
                                              President



                                    By:      /s/ David J. Davis
                                             ------------------------
                                             David J. Davis
                                             Vice President and
                                             Corporate Controller




* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                             /s/ Stephen Peary
                                             -----------------------
                                             Stephen Peary
                                             Attorney-in-Fact

            PLM TRANSPORTATION EQUIPMENT PARTNERS IX 1986 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))

TEP IXA                                                               Page

Report of Independent Auditors                                         32

Balance sheets at December 31, 1995 and 1994                           33

Statements of operations for the years
     ended December 31, 1995, 1994, and 1993                           34

Statements of changes in partners' capital for the years
     ended December 31, 1995, 1994, and 1993                           35

Statements of cash flows for the years
     ended December 31, 1995, 1994, and 1993                           36

Notes to financial statements                                         37-41

TEP IXB

Report of Independent Auditors                                         42

Balance sheets at December 31, 1995 and 1994                           43

Statements of income for the years
     ended December 31, 1995, 1994, and 1993                           44

Statements of changes in partners' capital for the years
     ended December 31, 1995, 1994, and 1993                           45

Statements of cash flows for the years
     ended December 31, 1995, 1994, and 1993                           46

Notes to financial statements                                         47-50

            PLM TRANSPORTATION EQUIPMENT PARTNERS IX 1986 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a))

TEP IXC                                                               Page

Report of Independent Auditors                                         51

Balance sheets at December 31, 1995 and 1994                           52

Statements of income for the years
     ended December 31, 1995, 1994, and 1993                           53

Statements of changes in partners' capital for the years
     ended December 31, 1995, 1994, and 1993                           54

Statements of cash flows for the years
     ended December 31, 1995, 1994, and 1993                           55

Notes to financial statements                                         56-60

TEP IXD

Report of Independent Auditors                                         61

Balance sheets at December 31, 1995 and 1994                           62

Statements of income for the years
     ended December 31, 1995, 1994, and 1993                           63

Statements of changes in partners' capital for the years
     ended December 31, 1995, 1994, and 1993                           64

Statements of cash flows for the years
     ended December 31, 1995, 1994, and 1993                           65

Notes to financial statements                                         66-69

All other financial statement schedules have been omitted as the required information is not pertinent or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Partners
PLM Transportation Equipment Partners IXA 1986 Income Fund:


We have audited the financial statements of PLM Transportation Equipment Partners IXA 1986 Income Fund as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Partnership will enter its 10th year of operation in 1996 and the liquidation phase will begin. The General Partner will actively pursue the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are also described in note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXA 1986 Income Fund as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



/S/ KPMG PEAT MARWICK LLP

SAN FRANCISCO, CALIFORNIA
March 27, 1996



           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,


                                                    ASSETS

                                                                              1995                 1994
                                                                        --------------------------------------

  Equipment held for operating leases, at cost                           $   4,242,401        $   7,462,921
  Less accumulated depreciation                                             (3,567,969)          (5,944,395)
                                                                        --------------------------------------
    Net equipment                                                              674,432            1,518,526

  Cash and cash equivalents                                                    251,709              298,718
  Accounts receivable, net of allowance for doubtful accounts of
    $57,022 in 1995 and $121,925 in 1994                                       107,933               34,620
  Net investment in sales-type lease                                         1,003,564                   --
  Due from affiliates                                                            2,941                   --
  Prepaid insurance                                                              3,544                3,623
                                                                        --------------------------------------

  Total assets                                                           $   2,044,123        $   1,855,487
                                                                        ======================================

                                       LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

    Due to affiliates                                                    $          --        $       2,732
    Accounts payable                                                            23,272                4,112
    Prepaid deposits and reserves                                               20,028               23,574
                                                                        --------------------------------------
      Total liabilities                                                         43,300               30,418

  Partners' capital (deficit):

    Limited Partners (24,285 units)                                          2,087,769            1,913,772
    General Partner                                                            (86,946)             (88,703)
                                                                        --------------------------------------
      Total partners' capital                                                2,000,823            1,825,069
                                                                        --------------------------------------

  Total liabilities and partners' capital                                $   2,044,123        $   1,855,487
                                                                        ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,



                                                                    1995               1994             1993
                                                               ---------------------------------------------------
  Revenues:
    Lease revenue                                               $    547,246       $   682,844      $   810,530
    Interest and other income                                         41,201             9,228            7,883
    Gain (loss) on disposition of equipment                          555,733            59,957          (53,590)
                                                               ---------------------------------------------------
      Total revenue                                                1,144,180           752,029          764,823

  Expenses:
    Depreciation                                                     310,524           435,425          473,237
    Management fees to affiliate                                      60,713            60,966           40,955
    Repairs and maintenance                                          182,936           122,538          140,618
    Insurance expense                                                  9,802             9,518           10,596
    General and administrative expenses
      to affiliates                                                  122,635           108,298          115,083
    Other general and administrative expenses                         48,850            45,177           60,704
    Bad debt expense                                                 (64,903)          102,916           90,207
    Loss on revaluation of equipment                                      --                --           13,400
                                                               ---------------------------------------------------
      Total expenses                                                 670,557           884,838          944,800
                                                               ---------------------------------------------------

      Net income (loss)                                         $    473,623       $  (132,809)     $  (179,977)
                                                               ===================================================

  Partners' share of net income (loss):

    Limited Partners - 99%                                      $    468,887       $  (131,481)     $  (178,177)
    General Partner -   1%                                             4,736            (1,328)          (1,800)
                                                               ===================================================
      Total                                                     $    473,623       $  (132,809)     $  (179,977)
                                                               ===================================================

  Net income (loss) per Limited Partnership
    Unit (24,285 units)                                         $      19.31       $     (5.41)     $     (7.34)
                                                               ===================================================

  Cash distributions                                            $    297,869       $   499,566      $   708,072
                                                               ===================================================

  Cash distributions per Limited
    Partnership Unit                                            $      12.14       $     20.37      $     28.87
                                                               ===================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1995, 1994, and 1993



                                                       Limited           General
                                                      Partners           Partner             Total
                                                   -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1992                            $  3,418,991        $ (73,498)       $  3,345,493

  Net loss                                              (178,177)          (1,800)           (179,977)

  Cash distributions                                    (700,991)          (7,081)           (708,072)
                                                   -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                               2,539,823          (82,379)          2,457,444

  Net loss                                              (131,481)          (1,328)           (132,809)

  Cash distributions                                    (494,570)          (4,996)           (499,566)
                                                   -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                               1,913,772          (88,703)          1,825,069

  Net income                                             468,887            4,736             473,623

  Cash distributions                                    (294,890)          (2,979)           (297,869)
                                                   -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                            $  2,087,769        $ (86,946)       $  2,000,823
                                                   =====================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                     1995              1994             1993
                                                               ---------------------------------------------------
  Operating activities:
  Net income (loss)                                             $     473,623      $  (132,809)      $  (179,977)
    Adjustments to reconcile net
        income (loss) to net cash
          provided by operating activities:
      Loss on revaluation of equipment                                     --               --            13,400
      Gain (loss) on disposition of
          equipment                                                  (555,733)         (59,957)           53,590
      Depreciation                                                    310,524          435,425           473,237
      Changes in operating assets
          and liabilities:
        Accounts receivable, net                                      (73,313)          57,790            51,550
        Due from affiliates                                            (2,941)           3,270            (3,270)
        Prepaid insurance                                                  79            2,684            (2,270)
        Due to affiliates                                              (2,732)           2,673           (32,085)
        Accounts payable                                              (30,840)         (78,411)           80,837
        Prepaid deposits and reserves                                  (3,546)          (5,239)           (5,747)
                                                               ----------------------------------------------------
  Net cash provided by operating
        activities                                                    115,121          225,426           449,265

  Investing activities:
    Proceeds from disposition of
      equipment                                                        50,179          263,417           109,150
  Payments received on sales-type lease                                86,436               --                --
    Payments for purchase of capital
      improvements                                                       (876)         (25,793)               --
                                                               ---------------------------------------------------
  Net cash provided by investing
    activities                                                        135,739          237,624           109,150

  Cash flows used in financing activities:
    Cash distributions paid to partners                              (297,869)        (499,566)         (708,072)
                                                               ---------------------------------------------------

  Cash and cash equivalents:

  Net decrease in cash  and cash
    equivalents                                                       (47,009)         (36,516)         (149,657)

  Cash and cash equivalents at
    beginning of year                                                 298,718          335,234           484,891
                                                               ---------------------------------------------------

  Cash and cash equivalents at
    end of year                                                 $     251,709      $   298,718       $   335,234
                                                               ===================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of presentation

         Organization

         PLM Transportation Equipment Partners IXA 1986 Income Fund, a California limited partnership (the Partnership) was formed on September 20, 1985. The Partnership engages in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in June 1986. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International) and manages the affairs of the Partnership.

              The net income (loss) and distributions of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement, remaining after the Limited Partners have received a certain minimum rate of return.

              These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Operations

         The equipment of the Partnership is managed, under a continuing equipment management agreement, by PLM Investment Management, Inc.
         (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see
         Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

              The Partnership will enter into its liquidation phase beginning in 1996 and the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

         Accounting for Leases

         The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

         Translation of Foreign Currency Transactions

         The Partnership is a domestic partnership, however, a limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of presentation (continued)

         Depreciation

         Depreciation is computed on the double declining balance method based upon estimated useful lives of 15 years for rail equipment, 12 years for trailers, marine containers and aircraft and 8 years for tractors. The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the 200% declining balance method. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was in close proximity to SFAS 121. In accordance with FASB 121, the Partnership reviews the carrying value of its equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

              Equipment held for operating leases is stated at cost.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distribution per Limited Partnership Unit

         Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (24,285 for 1995, 1994, and 1993).

              Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. Cash distributions to Limited Partners of $0, $494,570, and $700,991 in 1995, 1994, and 1993, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $5,059 were payable to IMI as of December 31, 1995 and 1994.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


2.       General Partner and Transactions with Affiliates (continued)

         The  Partnership   reimbursed  FSI  and  its  affiliates  $122,635  for
         administrative   and  other   services   performed  on  behalf  of  the
         Partnership in 1995 ($108,298 in 1994 and $115,083 in 1993).

              As of December 31, 1995, approximately 99% of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental facilities' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expense of rental facility operations are billed to the Partnership.

              At December 31, 1995, $2,941 was due from FSI and its affiliates ($2,732 was due to FSI and its affiliates at December 31, 1994).

3.       Equipment

         The components of equipment at December 31, 1995 and 1994 are as follows:

  Equipment held for operating leases:              1995                1994
                                              ------------------------------------

  Rail equipment                               $     783,870       $     783,870
  Marine containers                                1,420,872           1,526,759
  Aircraft                                                --           3,076,382
  Trailers                                         2,037,659           2,075,910
                                              ------------------------------------
                                                   4,242,401           7,462,921
  Less accumulated depreciation                   (3,567,969)         (5,944,395)
                                              ------------------------------------
  Net equipment                                $     674,432       $   1,518,526
                                              ====================================

              Revenues are earned by placing the equipment under operating leases which are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers and trailers in the rental facilities. The Partnership's marine containers are leased to the operator of utilization-type pools which includes equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment. All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1995. With the exception of the commuter aircraft with a carrying value of $595,620, all equipment was either operating in rental facilities or on lease as of December 31, 1994. During 1995, the Partnership sold or disposed of one trailer and 10 marine containers. Additionally, the Partnership entered into a sales-type lease related to a commuter aircraft with a carrying value of $505,450 for a sales price equal to the present value of the future lease payments ($1,090,000) less a $50,000 reserve for future costs of sale. Gross lease payments of $234,000 will be received over a one-year period, commencing in June 1995, with an additional balloon payment of $919,012 due at the end of the lease term. The total net book value for the disposed or sold equipment was $534,446 with a total sales price of $1,140,179. During 1994, the Partnership disposed of or sold 12 trailers, one yardster, one forklift, and six marine containers with a net book value of $203,460 for proceeds of $263,417.

              All leases are being accounted for as operating leases except one finance lease on a commuter aircraft. Future minimum rentals receivable under non-cancelable leases at December 31, 1995 during each of the next five years are approximately; $81,300 - 1996; $51,500 - 1997; $0 -
         1998; and thereafter. Contingent rentals based upon utilization amounted to $118,625 in 1995, $130,722 in 1994, and $151,216 in 1993.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.       Equipment (continued)

         The lessees accounting for 10% or more of the total revenues during 1995, 1994 and 1993 were Trans Ocean Ltd. (22% in 1995, 19% in 1994,
         19% in 1993), Cheyenne Express, Inc. (12% in 1993), and Burlington Northern Railroad (11% in 1994, 15% in 1993).


              The Partnership owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

              The Partnership leases its aircraft, railcars and trailers to lessees domiciled in two geographic regions: Australia and North America. The marine containers are leased to lessees in different regions who operate the marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1995, 1994, and 1993 (in thousands):


        Revenues:                               Region                1995            1994            1993
                                                                  ----------------------------------------------

          Marine containers                     Various            $  118,625      $  130,722      $  151,216
          Railcars                              North America         103,800          95,954         120,436
          Trailers                              North America         324,821         438,918         538,878
          Aircraft                              North America              --          17,250              --
                                                                  ----------------------------------------------
        Total revenues                                             $  547,246      $  682,844      $  810,530
                                                                  ==============================================


              The following table sets forth indentifiable net income (loss) information by equipment type by region (in thousands):


          Net income (loss):                      Region                 1995             1994             1993
                                                                    -------------------------------------------------

            Marine containers                     Various            $    46,547      $    45,147      $    53,505
            Railcars                              North America           31,374           26,643           23,666
            Trailers                              North America           88,902            7,024          165,357
            Aircraft                              North America               --         (161,162)        (233,383)
                                                  Australia              378,782               --               --
                                                                    -------------------------------------------------
          Total identifiable net income (loss)                           545,605          (82,348)           9,145
          Administrative and other net loss                              (71,982)         (50,461)        (189,122)
                                                                    =================================================
          Total net income (loss)                                    $   473,623      $  (132,809)     $  (179,977)
                                                                    =================================================


         The net book value of these assets at December 31, 1995, 1994, and 1993 are as follows (in thousands):

                                                  Region                1995             1994            1993
                                                                    ------------------------------------------------

           Marine containers                      Various           $   190,132      $    288,847  $      390,233
           Railcars                               North America         157,453           202,926         378,644
           Trailers                               North America         326,847           431,133         622,015
           Aircraft                               North America              --           595,620         740,667
                                                                    ------------------------------------------------
         Total equipment                                            $   674,432      $  1,518,526   $   2,131,559
                                                                    ================================================



           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

4.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

              As of December 31, 1995, there were temporary differences of approximately $1,014,332 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods, and equipment reserves.

5.       Investment in Sales-type Lease

         On May 30, 1995, the Partnership entered into a sales-type lease for the purpose of selling a commuter aircraft. The lease is structured with a one-year term commencing in June 1995. The lessee will make monthly payments of $19,500. Gross lease payments of $234,000 will be received over a one-year period, commencing in June 1995, with an additional balloon payment of $919,012 due at the end of the lease term.

         The components of the net investment in sales-type lease at December 31, 1995 is as follows in thousands):


  Total minimum lease payments                         $          1,153,012
  Less: Unearned income                                             149,448
                                                       ----------------------
                                                                  1,003,564
                                                       ======================

6.       Subsequent Event

         On January 31,1996, the lessee under the sales-type lease of the Metro III commuter aircraft exercised its option to buy the aircraft for $1 million.

                         REPORT OF INDEPENDENT AUDITORS




The Partners
PLM Transportation Equipment Partners IXB 1986 Income Fund:


We have audited the financial statements of PLM Transportation Equipment Partners IXB 1986 Income Fund as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Partnership will enter its 10th year of operation in 1996 and the liquidation phase will begin. The General Partner will actively pursue the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are also described in note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXB 1986 Income Fund as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.





/S/ KPMG PEAT MARWICK
SAN FRANCISCO, CALIFORNIA
March 27, 1996

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,


                                     ASSETS

                                                                              1995                 1994
                                                                        --------------------------------------

  Equipment held for operating leases, at cost                           $   4,400,435        $   5,309,856
  Less accumulated depreciation                                             (3,678,300)          (4,180,140)
                                                                        --------------------------------------
    Net equipment                                                              722,135            1,129,716

  Cash and cash equivalents                                                    351,363              492,060
  Accounts receivable, net of allowance for doubtful accounts of
    $29,460 in 1995 and $17,600 in 1994                                         82,668               66,451
  Prepaid insurance                                                              2,447                2,960
                                                                        --------------------------------------

  Total assets                                                           $   1,158,613        $   1,691,187
                                                                        ======================================

                                       LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

    Due to affiliates                                                    $       3,637        $       6,063
    Accounts payable                                                            72,569               11,411
    Prepaid deposits                                                            16,248               16,384
                                                                        --------------------------------------
      Total liabilities                                                         92,454               33,858

  Partners' capital (deficit):

    Limited Partners (17,460 units)                                          1,132,364            1,717,622
    General Partner                                                            (66,205)             (60,293)
                                                                        --------------------------------------
      Total partners' capital                                                1,066,159            1,657,329
                                                                        --------------------------------------

  ,                                                                      $   1,158,613        $   1,691,187
                                                                        ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,



                                                                    1995             1994            1993
                                                               ------------------------------------------------
  Revenues:
    Lease revenue                                               $   535,422      $   813,960      $  914,205
    Interest and other income                                        22,516           16,696          11,221
    Gain on disposition of equipment                                113,206          132,025          30,646
                                                               ------------------------------------------------
      Total revenues                                                671,144          962,681         956,072

  Expenses:
    Depreciation                                                    260,055          362,064         444,484
    Management fees to affiliate                                     43,650           55,545          78,334
    Repairs and maintenance                                         137,343          120,082          53,245
    Insurance expense                                                 6,677            7,458           7,803
    General and administrative expenses
      to affiliates                                                  96,118           87,839          28,817
    Other general and administrative expenses                        35,916           34,267          42,962
    Bad debt expense                                                  8,379           15,954          17,834
                                                               ------------------------------------------------
      Total expenses                                                588,138          683,209         673,479
                                                               ------------------------------------------------

      Net income                                                $    83,006      $   279,472      $  282,593
                                                               ================================================

  Partners' share of net income:

    Limited Partners - 99%                                      $    82,176      $   276,677      $  279,767
    General Partner -   1%                                              830            2,795           2,826
                                                               ================================================
      Total                                                     $    83,006      $   279,472      $  282,593
                                                               ================================================

  Net income per Limited Partnership
    Unit (17,460 units)                                         $      4.71      $     15.85      $    16.02
                                                               ================================================

  Cash distributions                                            $   674,176      $   861,827      $  784,635
                                                               ================================================

  Cash distributions per Limited
    Partnership Unit                                            $     38.23      $     48.87      $    44.49
                                                               ================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1995, 1994, and 1993



                                                                   Limited            General
                                                                   Partners           Partner             Total
                                                               ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1992                                        $   2,791,176        $ (49,450)       $  2,741,726

  Net income                                                          279,767            2,826             282,593

  Cash distributions                                                 (776,789)          (7,846)           (784,635)
                                                               ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                                            2,294,154          (54,470)          2,239,684

  Net income                                                          276,677            2,795             279,472

  Cash distributions                                                 (853,209)          (8,618)           (861,827)
                                                               ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                                            1,717,622          (60,293)          1,657,329

  Net income                                                           82,176              830              83,006

  Cash distributions                                                 (667,434)          (6,742)           (674,176)
                                                               ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                                        $   1,132,364        $ (66,205)       $  1,066,159
                                                               ======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                    1995             1994              1993
                                                               -------------------------------------------------
  Operating activities:
  Net income                                                    $    83,006      $   279,472       $   282,593
    Adjustments to reconcile net
        income to net cash provided
          by operating activities:
      Gain from disposition of
          equipment                                                (113,206)        (132,025)          (30,646)
      Depreciation                                                  260,055          362,064           444,484
      Changes in operating assets
          and liabilities:
        Accounts receivable, net                                    (16,217)          10,324           (53,350)
        Prepaid insurance                                               513            2,339            (1,944)
        Due to affiliates                                            (2,426)          (1,931)           (7,214)
        Accounts payable                                             61,158              482             7,800
        Prepaid deposits                                               (136)            (605)           16,989
                                                               -------------------------------------------------
  Net cash provided by operating
        activities                                                  272,747          520,120           658,712
                                                               -------------------------------------------------

  Investing activities:
    Proceeds from disposition of equipment                          265,627          378,108            73,000
    Payments for purchase of capital improvements                    (4,895)              --                --
                                                               -------------------------------------------------

  Net cash provided by investing activities                         260,732          378,108            73,000
                                                               -------------------------------------------------

  Cash flows used in financing activities:
    Cash distributions paid to partners                            (674,176)        (861,827)         (784,635)
                                                               -------------------------------------------------

  Cash and cash equivalents:

  Net increase (decrease) in cash and
    cash equivalents                                               (140,697)          36,401           (52,923)

  Cash and cash equivalents at
    beginning of year                                               492,060          455,659           508,582
                                                               -------------------------------------------------

  Cash and cash equivalents at
    end of year                                                 $   351,363      $   492,060       $   455,659
                                                               =================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


1.       Basis of Presentation

         Organization

         PLM Transportation Equipment Partners IXB 1986 Income Fund, a California limited partnership (the Partnership) was formed on September 20, 1985. The Partnership engages in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in October, 1986. PLM Financial Services, Inc.
         (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International) and manages the affairs of the Partnership.

              The net income (loss) and distributions of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the Limited Partners have received a certain minimum rate of return.

              These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Operations

         The equipment of the Partnership is managed, under a continuing equipment management agreement, by PLM Investment Management, Inc.
         (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see
         Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investors programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

              The Partnership will enter its 10th year of operation in 1996 and the liquidation phase will begin. The General Partner will actively pursue the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

         Accounting for Leases

         The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

         Translation of Foreign Currency Transactions

         The Partnership is a domestic partnership, however, a limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation (continued)

         Depreciation

         Depreciation is computed on the double declining balance method based upon estimated useful lives of 15 years for rail equipment, 12 years for trailers, marine containers, and aircraft and 8 years for tractors. The depreciation method changes to straight-line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method.Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.


         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

              Equipment held for operating leases is stated at cost.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distributions per Limited Partnership Unit

         Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (17,460 for 1994, 1993, and 1992).

              Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. Cash distributions to Limited Partners of $585,258, $576,532 and $497,022 in 1995, 1994, and 1993, respectively, were deemed to be a return of capital.


         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $3,638 were payable to IMI as of December 31, 1995 and 1994.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

2.       General Partner and Transactions with Affiliates (continued)

              The  Partnership  reimbursed  FSI and its  affiliates  $96,118 for
         administrative   and  other   services   performed  on  behalf  of  the
         Partnership in 1995 ($87,839 in 1994 and $28,817 in 1993).

              As of December 31, 1995, approximately 99% of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental facilities' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of rental facility operations are billed to the Partnership.

              At December 31, 1995, $3,637 was due to FSI and affiliates ($6,063 at December 31, 1994).

3.       Equipment

         The components of equipment at December 31, 1995 and 1994 are as follows:

  Equipment held for operating leases:              1995                1994
                                              ------------------------------------

  Rail equipment                               $     867,300       $     867,300
  Marine containers                                  413,633             483,606
  Aircraft                                         1,492,368           1,492,368
  Trailers and tractors                            1,627,134           2,466,582
                                              ------------------------------------
                                                   4,400,435           5,309,856
  Less accumulated depreciation                   (3,678,300)         (4,180,140)
                                              ------------------------------------
  Net equipment                                $     722,135       $   1,129,716
                                              ====================================


              Revenues are earned by placing the equipment under operating leases and are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers and trailers in the rental facilities. The Partnership's marine containers are leased to the operator of utilization-type pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment. With the exception of one trailer and one sidelift with a carrying value of $79,024, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1995. With the exception of 19 trailers with a carrying value of $152,349, all equipment was either operating in rental facilities or on lease as of December 31, 1994. During 1995, the Partnership sold or disposed of 22 trailers and four marine containers with a net book value of $152,421 for proceeds of $265,627. During 1994, the Partnership sold or disposed of 13 tractors, six trailers, five marine containers, and one letro porter with a book value of $246,083 for proceeds of $378,108.

              The leases are being accounted for as operating leases. Future minimum rentals receivable under non-cancelable leases at December 31, 1995, during each of the next five years are approximately $87,480 - 1996; $38,280 - 1997; $36,720 - 1998; $0 - 1999; and thereafter.
         Contingent rentals based upon utilization amounted to $34,915 in 1995, $39,555 in 1994, and $51,057 in 1993.

              The lessees accounting for 10% or more of the total revenues during 1995, 1994 and 1993 were Skywest Airlines, Inc. (36% in 1995, 24% in 1994 and 21% in 1993), Coors Transportation Company, Inc. (17% in 1993), Van Wyk, Inc. (10% in 1994 and 15% in 1993), Burlington Northern Railroad Company (15% in 1993), and M&H Food Cos. (13% in 1994 and 12% in 1993).

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.       Equipment (continued)

              The Partnership owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

             The Partnership leases its aircraft, railcars and trailers to lessees domiciled in one geographic region: North America. The marine containers are leased to lessees in different regions who operate the marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1995, 1994, and 1993 (in thousands):

        Revenues:                                Region               1995             1994            1993
                                                                  -----------------------------------------------

          Marine containers                      Various           $   34,915       $   39,555      $   51,057
          Railcars                               North America         86,537          178,641         133,425
          Trailers and tractors                  North America        219,599          401,393         535,352
          Aircraft                               North America        194,371          194,371         194,371
                                                                  -----------------------------------------------
        Total revenues                                             $  535,422       $  813,960      $  914,205
                                                                  ===============================================

              The  following  table  sets  forth   identifiable   income  (loss)
         information by equipment type by region (in thousands):

        Net income (loss):                       Region                1995            1994            1993
                                                                   ----------------------------------------------

          Marine containers                      Various           $    15,334      $   11,418      $   13,922
          Railcars                               North America          52,837           4,195           9,904
          Trailers and tractors                  North America          37,330         234,189         234,660
          Aircraft                               North America          32,094          96,818          82,500
                                                                   ----------------------------------------------
        Total identifiable net income                                  137,595         346,620         340,986
        Administrative and other netloss                               (54,589)        (67,148)        (58,393)
                                                                   ----------------------------------------------
        Total net income                                           $    83,006      $  279,472      $  282,593
                                                                   ==============================================

              The net book value of these assets at December 31, 1995, 1994, and 1993 are as follows (in thousands):

                                                    Region                1995              1994              1993
                                                                      ---------------------------------------------------

              Marine containers                     Various            $   61,730      $      99,241      $    149,909
              Railcars                              North America         203,008            519,513           463,883
              Trailers and tractors                 North America         235,269            205,536           735,347
              Aircraft                              North America         222,128            305,426           388,724
                                                                      ---------------------------------------------------
            Total equipment                                            $  722,135      $   1,129,716      $  1,737,863
                                                                      ===================================================

4.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

              As of December 31, 1995, there were temporary differences of approximately $386,004 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods, and equipment reserves.

                         REPORT OF INDEPENDENT AUDITORS




The Partners
PLM Transportation Equipment Partners IXC 1986 Income Fund:


We have audited the financial statements of PLM Transportation Equipment Partners IXC 1986 Income Fund as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Partnership will enter its 10th year of operation in 1996 and the liquidation phase will begin. The General Partner will actively pursue the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are also described in note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXC 1986 Income Fund as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.




/S/ KPMG PEAT MARWICK LLP
SAN FRANCISCO, CALIFORNIA
March 27, 1996

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                                                BALANCE SHEETS
                                                 December 31,

                                                    ASSETS


                                                                              1995                 1994
                                                                        --------------------------------------

  Equipment held for operating leases, at cost                           $   4,920,653        $   5,082,353
  Less accumulated depreciation                                             (4,119,232)          (3,980,922)
                                                                        --------------------------------------
                                                                               801,421            1,101,431
  Equipment held for sale                                                           --              273,785
                                                                        --------------------------------------
    Net equipment                                                              801,421            1,375,216

  Cash and cash equivalents                                                    248,504              312,230
  Restricted cash                                                                6,600                6,600
  Accounts receivable, net of allowance for doubtful accounts of
    $9,684 in 1995 and $31,642 in 1994                                         110,417              106,868
  Prepaid expenses and other assets                                             22,438               28,583
  Due from affiliates                                                               --               20,035
                                                                        --------------------------------------

  Total assets                                                           $   1,189,380        $   1,849,532
                                                                        ======================================

                                       LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

    Due to affiliates                                                    $       3,523        $          --
    Accounts payable                                                            13,385                8,178
    Prepaid deposits and reserves                                               27,155               48,612
                                                                        --------------------------------------
      Total liabilities                                                         44,063               56,790

  Partners' capital (deficit):

    Limited Partners (16,914 units)                                          1,208,326            1,849,276
    General Partner                                                            (63,009)             (56,534)
                                                                        --------------------------------------
      Total partners' capital                                                1,145,317            1,792,742
                                                                        --------------------------------------

  Total liabilities and partners' capital                                $   1,189,380        $   1,849,532
                                                                        ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,



                                                                    1995            1994            1993
                                                               -----------------------------------------------
  Revenues:
    Lease revenue                                               $   667,893      $  958,179      $  817,898
    Interest and other income                                        18,666           9,370           5,961
    Gain on disposition of equipment                                229,599           2,561          14,139
                                                               -----------------------------------------------
      Total revenues                                                916,158         970,110         837,998

  Expenses:
    Depreciation                                                    278,415         323,556         338,348
    Management fees to affiliate                                     45,353          55,926          41,322
    Repairs and maintenance                                         155,402         178,720         198,812
    Insurance expense                                                 7,137           8,420           7,709
    General and administrative expenses
      to affiliates                                                 163,169         183,308         129,868
    Other general and administrative expenses                        21,987          33,644          74,927
    Bad debt expense                                                (14,846)         31,655          10,124
                                                               -----------------------------------------------
      Total expenses                                                656,617         815,229         801,110
                                                               -----------------------------------------------

      Net income                                                $   259,541      $  154,881      $   36,888
                                                               ===============================================

  Partners' share of net income:

    Limited Partners - 99%                                      $   256,946      $  153,332      $   36,519
    General Partner -   1%                                            2,595           1,549             369
                                                               ===============================================
      Total                                                     $   259,541      $  154,881      $   36,888
                                                               ===============================================

  Net income per Limited Partnership
    Unit (16,914 units)                                         $     15.19      $     9.07      $     2.16
                                                               ===============================================

  Cash distributions                                            $   906,966      $  388,585      $  483,115
                                                               ===============================================

  Cash distributions per Limited
    Partnership Unit                                            $     53.09      $    22.74      $    28.28
                                                               ===============================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1995, 1994, and 1993



                                                       Limited            General
                                                      Partners            Partner             Total
                                                   ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1992                            $  2,522,408        $  (49,735)       $  2,472,673

  Net income                                              36,519               369              36,888

  Cash distributions                                    (478,284)           (4,831)           (483,115)
                                                   ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                               2,080,643           (54,197)          2,026,446

  Net income                                             153,332             1,549             154,881

  Cash distributions                                    (384,699)           (3,886)           (388,585)
                                                   ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                               1,849,276           (56,534)          1,792,742

  Net income                                             256,946             2,595             259,541

  Cash distributions                                    (897,896)           (9,070)           (906,966)
                                                   ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                            $  1,208,326        $  (63,009)       $  1,145,317
                                                   ======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                    1995             1994              1993
                                                               -------------------------------------------------
  Operating activities:
  Net income                                                    $   259,541      $   154,881       $    36,888
    Adjustments to reconcile net
        income to net cash provided
          by operating activities:
      (Gain) loss from disposition of
          equipment                                                (229,599)          (2,561)          (14,139)
      Depreciation                                                  278,415          323,556           338,348
      Changes in operating assets
          and liabilities:
        Restricted cash                                                  --               --            (6,600)
        Accounts receivable, net                                     (3,549)          26,472           (60,502)
        Prepaid expenses and other
          assets                                                      6,145            2,465           (15,748)
        Due from affiliates                                          20,035          (13,519)           (6,516)
        Due to affiliates                                             3,523               --           (13,183)
        Accounts payable                                              5,207          (14,091)           21,129
        Prepaid deposits and reserves                               (21,457)          44,005             1,674
                                                               -------------------------------------------------
  Net cash provided by operating
        activities                                                  318,261          521,208           281,351
                                                               -------------------------------------------------

  Investing activities:
    Proceeds from disposition of
      equipment                                                     527,216           46,001            44,882
    Payments for purchase of capital
      improvements                                                   (2,237)          (3,925)               --
                                                               -------------------------------------------------
  Net cash provided by investing
    activities                                                      524,979           42,076            44,882

  Cash flows in financing activities:
    Cash distributions paid to partners                            (906,966)        (388,585)         (483,115)
                                                               -------------------------------------------------

  Cash and cash equivalents:

  Net increase (decrease) in cash
    and cash equivalents                                            (63,726)         174,699          (156,882)

  Cash and cash equivalents at
    beginning of year                                               312,230          137,531           294,413
                                                               -------------------------------------------------

  Cash and cash equivalents at
    end of year                                                 $   248,504      $   312,230       $   137,531
                                                               =================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation

         Organization

         PLM Transportation Equipment Partners IXC 1986 Income Fund, a California limited partnership (the Partnership), was formed on September 20, 1985. The Partnership engages in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in December 1986. PLM Financial Services, Inc.
         (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International) and manages the affairs of the Partnership.

              The net income (loss) and distributions of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the Limited Partners have received a certain minimum rate of return.

              These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Operations

         The equipment of the Partnership is managed, under a continuing equipment management agreement, by PLM Investment Management, Inc.
         (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see
         Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a General Partner of other Limited Partnerships.

              The Partnership will enter its 10th year of operation in 1996 and the liquidation phase will begin. The General Partner will actively pursue the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

         Accounting for Leases

         The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

         Translation of Foreign Currency Transactions

         The Partnership is a domestic partnership, however, a limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation (continued)

         Depreciation

         Depreciation is computed on the double declining balance method based upon estimated useful lives of 15 years for rail equipment, 12 years for trailers, marine containers, and aircraft, and 8 years for tractors. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the 200% declining balance method. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

              Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or estimated net realizable value and is subject to a pending contract for sale.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

         Net Income (Loss) and Distributions per Limited Partnership Unit

         Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (16,914 for 1994, 1993, and 1992).

              Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. Cash distributions to Limited Partners of $640,950, $231,367 and $441,765 in 1995, 1994, and 1993, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation. Lessee security deposits held by the Partnership are considered restricted cash.

2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthly management fee equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds"

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

2.       General Partner and Transactions with Affiliates (continued)

         as defined in the Partnership Agreement. Management fees of $3,523 were payable to IMI as of December 31, 1995 and 1994.

              The  Partnership  reimbursed FSI and its  affiliates  $163,169 for
         administrative   and  other   services   performed  on  behalf  of  the
         Partnership in 1995 ($183,308 in 1994 and $129,868 in 1993).

              As of December 31, 1995, approximately 99% of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental facilities' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of the rental facility operations are billed to the Partnership.

              At December 31, 1995, $3,523 was due to FSI and its affiliates ($20,035 was due from FSI and its affiliates at December 31, 1994).

3.       Equipment

         The components of equipment at December 31, 1995 and 1994 are as follows:

  Equipment held for operating leases:              1995                1994
                                              ------------------------------------

  Rail equipment                               $     178,501       $     178,501
  Marine containers                                  137,548             160,473
  Aircraft                                           913,188             913,188
  Trailers and tractors                            3,691,416           3,830,191
                                              ------------------------------------
                                                   4,920,653           5,082,353
  Less accumulated depreciation                   (4,119,232)         (3,980,922)
                                              ------------------------------------
                                                     801,421           1,101,431
  Equipment held for sale                                 --             273,785
                                              ------------------------------------
  Net equipment                                $     801,421       $   1,375,216
                                              ====================================

              Revenues are earned by placing the equipment under operating leases and are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers and trailers in the rental facilities. The Partnership's marine containers are leased to the operator of utilization-type pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment. All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1995. With the exception of three railcars and three trailers, with a net book value of $189,876, all equipment was either operating in rental facilities or on lease as of December 31, 1994. During 1995, the Partnership sold or disposed of four trailers, one marine container, and five twin stack railcars with a net book value of $297,617 for proceeds of $527,216. During 1994, the Partnership sold or disposed of four trailers and three marine containers with a net book value of $43,440 for proceeds of $46,001.

              All leases are being accounted for as operating leases. Future minimum rentals receivable under non-cancelable leases at December 31, 1995 during each of the next five years are approximately $99,600 -1996; $7,800 - 1997; $0 - 1998; and thereafter. Contingent rentals based upon utilization amounted to $11,507 in 1995, $9,763 in 1994, and $19,692 in 1993.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.       Equipment (continued)

              There were no lessees who accounted for 10% or more of total revenues during 1995,1994 and 1993.

              The Partnership owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

             The Partnership leases its aircraft, railcars and trailers to lessees domiciled in two geographic region: Australia and North America. The marine containers are leased to lessees in different regions who operate the marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1995, 1994, and 1993 (in thousands):

        Revenues:                                Region                1995            1994            1993
                                                                   ----------------------------------------------

          Marine containers                      Various           $    11,507      $    9,763      $   19,692
          Railcars                               North America          41,059         104,808         110,753
          Trailers and tractors                  North America         546,927         767,520         662,276
          Aircraft                               Australia              68,400          76,088          25,177
                                                                   ----------------------------------------------
        Total revenues                                             $   667,893      $  958,179      $  817,898
                                                                   ==============================================

              The  following  table  sets  forth   identifiable   income  (loss)
         information by equipment type by region (in thousands):

         Net income (loss):                       Region                1995            1994            1993
                                                                    ----------------------------------------------

           Marine containers                      Various           $     2,628      $    1,916      $   10,926
           Railcars                               North America         269,662          44,848          34,075
           Trailers and tractors                  North America          24,310         178,412         200,173
           Aircraft                               Australia              11,683          18,995         (81,673)
                                                                    ----------------------------------------------
         Total identifiable net income                                  308,283         244,171         163,501
         Administrative and other net loss                              (48,742)        (89,290)       (126,613)
                                                                    ----------------------------------------------
         Total net income                                           $   259,541      $  154,881      $   36,888
                                                                    ==============================================

              The net book value of these assets at December 31, 1995, 1994, and 1993 are as follows (in thousands):

                                                    Region                1995             1994              1993
                                                                      --------------------------------------------------

             Marine containers                      Various            $   22,393      $     35,083      $     62,913
             Railcars                               North America          48,059            56,181           380,730
             Trailers and tractors                  North America         582,305           810,532         1,044,038
             Aircraft                               North America         148,664           199,635           250,606
                                                                      --------------------------------------------------
           Total equipment held for operating
             leases                                                       801,421         1,101,431         1,738,287
           Railcars held for sale:                  North America                           273,785
                                                                      --------------------------------------------------
           Total equipment                                             $  801,421      $  1,375,216      $  1,738,287
                                                                      ==================================================


           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

4.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

              As of December 31, 1995, there were temporary differences of approximately $271,713 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods, and equipment reserves.

                         REPORT OF INDEPENDENT AUDITORS




The Partners
PLM Transportation Equipment Partners IXD 1986 Income Fund:


We have audited the financial statements of PLM Transportation Equipment Partners IXD 1986 Income Fund as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Partnership will enter its 10th year of operation in 1996 and the liquidation phase will begin. The General Partner will actively pursue the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are also described in note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners IXD 1986 Income Fund as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



/S/ KPMG PEAT MARWICK LLP
SAN FRANCISCO, CALIFORNIA
March 27, 1996



                          PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                                           (A Limited Partnership)

                                                BALANCE SHEETS
                                                 December 31,



                                                    ASSETS

                                                                              1995                 1994
                                                                        --------------------------------------

  Equipment held for operating leases, at cost                           $   1,716,659        $   3,041,954
  Less accumulated depreciation                                             (1,405,716)          (2,332,144)
                                                                        --------------------------------------
    Net equipment                                                              310,943              709,810

  Cash and cash equivalents                                                    191,840              524,782
  Accounts receivable, net of allowance for doubtful accounts
    of $33,793 in 1995 and $6,481 in 1994                                       48,723              116,088
  Due from affiliates                                                            7,639                1,744
  Prepaid insurance and other assets                                            16,549               37,668
                                                                        --------------------------------------

  Total assets                                                           $     575,694        $   1,390,092
                                                                        ======================================

                                       LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

    Accounts payable                                                             8,338                5,060
                                                                        --------------------------------------
      Total liabilities                                                          8,338                5,060

  Partners' capital (deficit):

    Limited Partners (9,529 units)                                             603,509            1,413,009
    General Partner                                                            (36,153)             (27,977)
                                                                        --------------------------------------
      Total partners' capital                                                  567,356            1,385,032
                                                                        --------------------------------------

  Total liabilities and partners' capital                                $     575,694        $   1,390,092
                                                                        ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,



                                                                   1995             1994            1993
                                                               -----------------------------------------------
  Revenues:
    Lease revenue                                               $  267,141       $  545,035      $  677,550
    Interest and other income                                       23,986           21,274          12,850
    Gain on disposition of equipment                                83,235           17,133          53,478
                                                               -----------------------------------------------
      Total revenues                                               374,362          583,442         743,878

  Expenses:
    Depreciation                                                   110,170          172,127         188,423
    Management fees to affiliate                                    24,250           37,749          52,132
    Repairs and maintenance                                         57,161           53,741          57,442
    Insurance expense                                                3,176            3,708           3,950
    General and administrative expenses
      to affiliates                                                 68,871           83,259          88,460
    Other general and administrative expenses                       35,806           19,762          35,765
    Bad debt expense                                                28,877           19,406          12,474
                                                               -----------------------------------------------
      Total expenses                                               328,311          389,752         438,646
                                                               -----------------------------------------------

      Net income                                                $   46,051       $  193,690      $  305,232
                                                               ===============================================

  Partners' share of net income:

    Limited Partners - 99%                                      $   45,590       $  191,753      $  302,180
    General Partner -   1%                                             461            1,937           3,052
                                                               ===============================================
      Total                                                     $   46,051       $  193,690      $  305,232
                                                               ===============================================

  Net income per Limited Partnership
    Unit (9,529 units)                                          $     4.78       $    20.12      $    31.71
                                                               ===============================================

  Cash distributions                                            $  863,727       $  398,654      $  423,994
                                                               ===============================================

  Cash distributions per Limited
    Partnership Unit                                            $    89.74       $    41.42      $    44.05
                                                               ===============================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1995, 1994, and 1993



                                                       Limited           General
                                                      Partners           Partner             Total
                                                   ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1992                            $  1,733,498        $  (24,740)      $   1,708,758

  Net income                                             302,180             3,052             305,232

  Cash distributions                                    (419,754)           (4,240)           (423,994)
                                                   ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                               1,615,924           (25,928)          1,589,996

  Net income                                             191,753             1,937             193,690

  Cash distributions                                    (394,668)           (3,986)           (398,654)
                                                   ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                               1,413,009           (27,977)          1,385,032

  Net income                                              45,590               461              46,051

  Cash distributions                                    (855,090)           (8,637)           (863,727)
                                                   ------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                            $    603,509        $  (36,153)      $     567,356
                                                   ======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                    1995             1994              1993
                                                               -------------------------------------------------
 Operating activities:
  Net income                                                    $    46,051      $   193,690       $   305,232
    Adjustments to reconcile net
        income to net cash provided
          by operating activities:
      Gain on disposition of equipment                              (83,235)         (17,133)          (53,478)
      Depreciation and amortization                                 110,170          172,127           188,423
      Changes in operating assets
          and liabilities:
        Restricted cash                                                                   --                --
        Accounts receivable, net                                     67,365          (17,359)          (20,416)
        Due from affiliates                                          (5,895)           3,663            (5,407)
        Prepaid insurance and other
          assets                                                     21,119           18,595            13,094
        Prepaid deposits and engine
          reserves                                                                        --                --
        Due to affiliates                                                                 --            (6,231)
        Accounts payable                                              3,278           (5,528)            9,598
                                                               -------------------------------------------------
  Net cash provided by operating
        activities                                                  158,853          348,055           430,815

  Investing activities:
    Proceeds from disposition of
      equipment                                                     371,932           47,315            54,879
    Payments for capital improvements                                    --               --            (1,734)
                                                               -------------------------------------------------
  Net cash provided by investing
    activities                                                      371,932           47,315            53,145

  Cash flows in financing activities:
    Cash distributions paid to partners                            (863,727)        (398,654)         (423,994)
                                                               -------------------------------------------------

  Cash and cash equivalents:

  Net (decrease) increase in cash and
    cash equivalents                                               (332,942)          (3,284)           59,966

  Cash and cash equivalents at
    beginning of year                                               524,782          528,066           468,100
                                                               -------------------------------------------------

  Cash and cash equivalents at
    end of year                                                 $   191,840      $   524,782       $   528,066
                                                               =================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation

         Organization

         PLM Transportation Equipment Partners IXD 1986 Income Fund, a California limited partnership (the Partnership) was formed on September 20, 1985. The Partnership is engaged in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in March 1987. PLM Financial Services, Inc.
         (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International) and manages the affairs of the Partnership.

              The net income (loss) and distributions of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the Limited Partners have received a certain minimum rate of return.

              These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Operations

         The equipment of the Partnership is managed, under a continuing equipment management agreement, by PLM Investment Management, Inc.
         (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthlymanagement fee payable monthly from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs, manages pools of transportation equipment under agreements with these programs, and is a General Partner of other Limited Partnerships.

              The Partnership will enter its 10th year of operation in 1996 and the liquidation phase will begin. The General Partner will actively pursue the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

         Accounting for Leases

         The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

         Translation of Foreign Currency Transactions

         The Partnership is a domestic partnership, however, a limited number of the Partnership's transactions are denominated in a foreign currency. The Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.       Basis of Presentation (continued)

         Depreciation

         Depreciation is computed on the double declining balance method based upon estimated useful lives of 12 years for trailers, marine containers, and aircraft, and 8 years for tractors. The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

         Transportation Equipment

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

              Equipment held for operating leases is stated at cost.

         Repairs and Maintenance

         Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft engines, escrow accounts are prefunded by the lessees. Such prefunded amounts are included in the balance sheet as restricted cash and engine reserves.

         Net Income (Loss) and Distributions per Limited Partnership Unit

         Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (9,529 for 1994, 1993 and 1992).

              Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. Cash distributions to Limited Partners of $809,500, $202,915, and $117,574 in 1994, 1993 and 1992, respectively, were deemed to be a return of capital.

         Cash and Cash Equivalents

         The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


2.       General Partner and Transactions with Affiliates

         An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives a monthlymanagement fee equal to the greater of 10% of the Partnership's "operating cash flow" or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $1,985 and $3,607 were payable to IMI as of December 31, 1995 and 1994, respectively.

              The  Partnership  reimbursed  FSI and its  affiliates  $68,871 for
         administrative   and  other   services   performed  on  behalf  of  the
         Partnership in 1995 ($83,259 in 1994 and $88,460 in 1993).

              As of December 31, 1995, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental facilities' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of rental facility operations are billed to the Partnership.

              At December 31, 1995, $7,639 was due from FSI and its affiliates ($1,744 at December 31, 1994).

3.       Equipment

         The components of equipment at December 31, 1995 and 1994 are as follows:

  Equipment held for operating leases:              1995                1994
                                              ------------------------------------

  Marine containers                            $     330,886       $      417,961
  Trailers                                         1,385,773           2,623,993
                                              ------------------------------------
                                                   1,716,659           3,041,954
  Less accumulated depreciation                   (1,405,716)         (2,332,144)
                                              ------------------------------------
  Net equipment                                $     310,943       $     709,810
                                              ====================================

            Revenues are earned by placing the equipment under operating leases and are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers and certain trailers. The Partnership's marine containers are leased to the operator of utilization-type pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment. All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1995. With the exception of 24 trailers with a carrying value of $224,848, all equipment was either operating in rental facilities or on lease as of December 31, 1994. During 1995, the Partnership sold or disposed of 45 marine containers and 30 trailers with a net book value of $288,697 for the proceeds of $371,932. During 1994, the Partnership sold or disposed of 29 marine containers and two trailers with a net book value of $30,182 for the proceeds of $47,315.

            Future minimum rentals receivable under this non-cancelable sales-type lease at December 31, 1995 during each of the next five years are approximately $0 - 1996; and thereafter. Contingent rentals based upon utilization amounted to $78,612 in 1995; $88,524 in 1994; and $145,270 in 1993.

            The lessees accounting for 10% or more of the total revenues during 1995, 1994, and 1993 were Trans Ocean Ltd. (16% in 1995, 16% in 1994, and 21% in 1993), and Van Wyk, Inc. ( 28% in 1994, and 24% in 1993).

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

3.       Equipment (continued)

              The Partnership owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

              The Partnership leases its trailers to lessees domiciled in one geographic region: North America. The marine containers are leased to lessees in different regions who operate the marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1995, 1994, and 1993 (in thousands):

        Revenues:                               Region                1995            1994            1993
                                                                  ----------------------------------------------

          Marine containers                     Various            $   78,612      $   88,524      $  145,270
          Trailers                              North America         188,529         456,511         532,280
                                                                  ----------------------------------------------
        Total revenues                                             $  267,141      $  545,035      $  677,550
                                                                  ==============================================

              The  following  table  sets  forth   identifiable   income  (loss)
         information by equipment type by region (in thousands):

        Income (loss):                           Region                1995            1994            1993
                                                                   ----------------------------------------------

          Marine containers                      International     $    98,892      $   75,957      $  137,332
          Trailers                               North America          (8,064)        164,251         209,262
                                                                   ----------------------------------------------
        Total identifiable income (loss)                                90,828         240,208         305,232
        Administrative and other income
          (loss)                                                       (44,777)        (46,518)        (41,362)
                                                                   ----------------------------------------------
        Total income (loss)                                        $    46,051      $  193,690      $  305,232
                                                                   ==============================================

              The net book value of these assets at December 31, 1995, 1994, and 1993 are as follows (in thousands):

                                                 Region                1995            1994            1993
                                                                   ----------------------------------------------

          Marine containers                      International     $    64,062      $  104,579      $  145,535
          Trailers                               North America         246,881         605,231         766,584
                                                                   ----------------------------------------------
        Total equipment                                            $   310,943      $  709,810      $  912,119
                                                                   ==============================================

4.       Income Taxes

         The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

            As of December 31, 1995, there were temporary differences of approximately $295,089 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods.

                    PLM TRANSPORTATION EQUIPMENT PARTNERS IX

                                1986 INCOME FUND

                                INDEX OF EXHIBITS



   Exhibit                                                           Page

    4.       Limited Partnership Agreement of Registrant.             *

   10.       Management Agreement between each Registrant and         *
             PLM Investment Management, Inc.

   24.       Powers of Attorney





* Incorporated by reference.  See page 25 of this report.