Form 10-Q
period 1996-03-31
PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
filed 1996-05-15
CIK 778791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended March 31, 1996.

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                               March 31,            December 31,
                                                                                 1996                   1995
                                                                            ----------------------------------------

  Equipment held for operating leases, at cost                               $  4,237,326          $   4,242,401
  Less accumulated depreciation                                                (3,616,760)            (3,567,969)
                                                                            ----------------------------------------
    Net equipment                                                                 620,566                674,432

  Cash and cash equivalents                                                       230,787                251,709
  Accounts receivable, net of allowance for doubtful
    accounts of $57,376 in 1996 and $57,022 in 1995                                80,558                107,933
  Net investment in sales-type lease                                                   --              1,003,564
  Due from affiliates                                                               2,941                  2,941
  Prepaid insurance                                                                 2,160                  3,544
                                                                            ----------------------------------------

  Total assets                                                               $    937,012          $   2,044,123
                                                                            ========================================

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable                                                           $      9,969          $      23,272
  Prepaid deposits                                                                  1,756                 20,028
                                                                            ----------------------------------------
        Total liabilities                                                          11,725                 43,300

  Partners' capital (deficit):

  Limited Partners (24,285 units)                                               1,022,989              2,087,769
  General Partner                                                                 (97,702)               (86,946)
                                                                            ----------------------------------------
        Total partners' capital                                                   925,287              2,000,823
                                                                            ----------------------------------------

  Total liabilities and partners' capital                                    $    937,012          $   2,044,123
                                                                            ========================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1996            1995
                                                                                     ------------------------------

  Revenues:
    Lease revenue                                                                     $    111,137     $   120,093
    Interest and other income                                                               10,965           4,074
    Gain on disposition of equipment                                                         2,669           9,545
                                                                                     --------------------------------
  Total revenues                                                                           124,771         133,712

  Expenses:
    Depreciation                                                                            53,234         101,860
    Management fees to affiliate                                                            16,026          15,178
    Repairs and maintenance                                                                 11,994          81,511
    General and administrative
      expenses to affiliates                                                                23,657          30,679
    Other general and administrative expenses                                               20,931          11,983
                                                                                     --------------------------------
  Total expenses                                                                           125,842         241,211
                                                                                     --------------------------------

  Net loss                                                                            $     (1,071)    $  (107,499)
                                                                                     ================================

  Partners' share of net loss

    Limited Partners - 99%                                                            $     (1,060)    $  (106,424)
    General Partner - 1%                                                                       (11)         (1,075)
                                                                                     --------------------------------

  Total                                                                               $     (1,071)    $  (107,499)
                                                                                     ================================

  Net loss per Limited
    Partnership Unit - 24,285 units                                                   $      (0.04)    $     (4.38)
                                                                                     ================================

  Cash distributions                                                                  $     74,465     $    74,476
                                                                                     ================================

  Cash distributions per Limited
    Partnership Unit                                                                  $       3.04     $      3.04
                                                                                     ================================

  Special cash distributions                                                          $  1,000,000     $        --
                                                                                     ================================

  Special cash distributions per
    Limited Partnership Unit                                                          $      40.77     $        --
                                                                                     ================================

  Total cash distribution per
    Limited Partnership Unit                                                          $      43.81     $      3.04
                                                                                     ================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to March 31, 1996



                                                           Limited           General
                                                          Partners           Partners            Total
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                               $    1,913,772        $ (88,703)       $   1,825,069

  Net income                                                  468,887            4,736              473,623

  Cash distributions                                         (294,890)          (2,979)            (297,869)
                                                       --------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                                    2,087,769          (86,946)           2,000,823

  Net loss                                                     (1,060)             (11)              (1,071)

  Quarterly cash distributions                                (73,720)            (745)             (74,465)

  Special distributions                                      (990,000)         (10,000)           (1,000,00)
                                                       --------------------------------------------------------

  Partners' capital (deficit)
    at March 31, 1996                                  $    1,022,989          (97,702)             925,287
                                                       ========================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                  For the three months
                                                                                    ended March 31,
                                                                                 1996               1995
                                                                            ----------------------------------
  Operating activities:
  Net loss                                                                   $      (1,071)       $  (107,499)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Gain on disposition of equipment                                              (2,669)            (9,545)
      Depreciation                                                                  53,234            101,860
      Changes in operating assets and liabilities
        Accounts receivable, net                                                    27,375             12,052
        Due to/from affiliates                                                          --             (9,860)
        Prepaid insurance                                                            1,384                746
        Accounts payable                                                           (13,303)               515
        Prepaid deposits                                                           (18,272)             3,501
                                                                            -----------------------------------
  Cash provided by (used in ) operating activities                                  46,678             (8,230)
                                                                            -----------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                           3,301             26,353
    Payments received on sales-type lease                                        1,003,564                 --
    Payments for purchase of capital improvements                                       --               (876)
                                                                            -----------------------------------
  Cash provided by investing activities                                          1,006,865             25,477
                                                                            -----------------------------------

  Cash flows used in financing activities:
    Cash distributions paid to partners                                         (1,074,465)           (74,476)
                                                                            -----------------------------------

  Cash and cash equivalents:

  Net decrease in cash and cash equivalents                                        (20,922)           (57,229)

  Cash and cash equivalents at beginning of period                                 251,709            298,718
                                                                            -----------------------------------

  Cash and cash equivalents at end of period                                 $     230,787        $   241,489
                                                                            ===================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                 March 31,          December 31,
                                                    1996                1995
                                              -------------------------------------

  Rail equipment                               $     783,870       $     783,870
  Marine containers                                1,415,797           1,420,872
  Trailers                                         2,037,659           2,037,659
                                              -------------------------------------
                                                   4,237,326           4,242,401
  Less accumulated depreciation                   (3,616,760)         (3,567,969)
                                              -------------------------------------

  Net equipment                                $     620,566       $     674,432
                                              =====================================

All equipment was either on lease or operating in PLM affiliated short-term rental facilities except one hand forklift with a net carrying value of $48,352 as of March 31, 1996. All equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of December 31, 1995.

During the three months ended March 31, 1996, the Partnership sold or disposed of one marine container with an aggregate book value of $633 for proceeds of $673. In addition, additional proceeds of $2,629 was received for the commuter aircraft which was under sales-type lease. During the three months ended March 31, 1995, the Partnership sold or disposed of one trailer, and two marine containers with an aggregate book value of $16,808 for proceeds of $26,353.

3.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

3.   Liquidation and special distributions (continued)

Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the three months ended March 31, 1996, the General Partner paid special distributions of $40.77 per Limited Partnership Unit which were the result of proceeds from the sale of the commuter aircraft. No special distributions was paid during the three months ended March 31, 1995. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Investment in Sales-type Lease

On May 30, 1995, the Partnership entered into a sales-type lease for the purpose of selling a commuter aircraft. The lease was structured with a one year term commencing June 1995. The lessee was to make monthly payments of $19,500. Gross lease payments of $234,000 were to be received over a one year period, commencing in June 1995, with an additional balloon payment of $919,012 due at the end of the lease term. During the first quarter of 1996, the lessee exercised its option to buy the aircraft for approximately $1 million.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS



                                     ASSETS

                                                                            March 31,         December 31,
                                                                              1996                 1995
                                                                        --------------------------------------

  Equipment held for operating leases, at cost                           $   2,742,323         $   2,908,067
  Less accumulated depreciation                                             (2,304,426)           (2,408,060)
                                                                        --------------------------------------
    Net equipment                                                              437,897               500,007

  Cash and cash equivalents                                                    331,957               351,363
  Investment in unconsolidated special purpose entity                          201,303               222,128
  Accounts receivable, net of allowance for doubtful
    accounts of $24,838 in 1996 and $29,460 in 1995                             72,373                82,668
  Prepaid insurance                                                              1,491                 2,447
                                                                        --------------------------------------

  Total assets                                                           $   1,045,021         $   1,158,613
                                                                        ======================================

                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Due to affiliates                                                      $       3,637         $       3,637
  Accounts payable and other liabilities                                        69,660                72,569
  Prepaid deposits                                                              23,142                16,248
                                                                        --------------------------------------
        Total liabilities                                                       96,439                92,454

  Partners' capital (deficit):

  Limited Partners (17,460 units)                                            1,015,963             1,132,364
  General Partner                                                              (67,381)              (66,205)
                                                                        ---------------       ---------------
        Total partners' capital                                                948,582             1,066,159
                                                                        --------------------------------------

  Total liabilities and partners' capital                                $   1,045,021         $   1,158,613
                                                                        ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1996             1995
                                                                                     ------------------------------
  Revenues:
    Lease revenue                                                                     $   77,492       $  145,558
    Interest and other income                                                              4,095            6,291
    Gain on disposition of equipment                                                      11,851           17,544
                                                                                     ------------------------------
  Total revenues                                                                          93,438          169,393

  Expenses:
    Depreciation                                                                          38,369           71,098
    Management fees to affiliate                                                          10,913           10,913
    Repairs and maintenance                                                                9,218           17,006
    General and administrative
      expenses to affiliates                                                              19,388           29,293
    Other general and administrative expenses                                             10,509           42,442
                                                                                     ------------------------------
  Total expenses                                                                          88,397          170,752
  Equity in net loss of unconsolidated special
    purpose entity                                                                       (20,867)              --
                                                                                     ------------------------------
  Net loss                                                                            $  (15,826)      $   (1,359)
                                                                                     ==============================

  Partners' share of net loss

    Limited Partners - 99%                                                            $  (15,668)      $   (1,345)
    General Partner - 1%                                                                    (158)             (14)
                                                                                     ------------------------------

  Total                                                                               $  (15,826)      $   (1,359)
                                                                                     ==============================

  Net loss per Limited
    Partnership Unit - 17,460 units                                                   $    (0.90)      $    (0.08)
                                                                                     ==============================

  Cash distributions                                                                  $  101,751       $  135,525
                                                                                     ==============================

  Cash distributions per Limited
    Partnership Unit                                                                  $     5.77       $     7.68
                                                                                     ==============================

  Special distributions                                                               $       --       $  100,000
                                                                                     ==============================

  Special distributions per Limited
    Partnership Unit                                                                  $       --       $     5.67
                                                                                     ==============================

  Total distributions per Limited
    Partnership Unit                                                                  $     5.77       $    13.35
                                                                                     ==============================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to March 31, 1996


                                                           Limited           General
                                                          Partners           Partners            Total
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                               $   1,717,622        $ (60,293)       $   1,657,329

  Net income                                                  82,176              830               83,006

  Cash distributions                                        (667,434)          (6,742)            (674,176)
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                                   1,132,364          (66,205)           1,066,159

  Net loss                                                   (15,668)            (158)             (15,826)

  Cash distributions                                        (100,733)          (1,018)            (101,751)
                                                       -----------------------------------------------------

  Partners' capital (deficit)
    at March 31, 1996                                  $   1,015,963          (67,381)             948,582
                                                       =====================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               For the three months ended
                                                                                       March 31,
                                                                                1996               1995
                                                                            ---------------------------------
  Operating activities:
  Net loss                                                                   $  (15,826)       $    (1,359)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Gain on disposition of equipment                                          (11,851)           (17,544)
      Depreciation                                                               38,369             71,098
      Cash distributions from unconsolidated special
        purpose entity in excess of income accrued                               20,825                 --
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                 10,295             23,643
        Prepaid insurance                                                           956                663
        Due to affiliates                                                            --             (3,825)
        Accounts payable                                                         (2,909)            (7,096)
        Prepaid deposits                                                          6,894                609
                                                                            ---------------------------------
  Cash provided by operating activities                                          46,753             66,189
                                                                            ---------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                       35,592             28,941
                                                                            ---------------------------------
  Cash provided by investing activities                                          35,592             28,941

  Cash flows used in financing activities:
    Cash distributions paid to partners                                        (101,751)          (235,525)
                                                                            ---------------------------------

  Cash and cash equivalents:

  Net decrease in cash and cash equivalents                                     (19,406)          (140,395)

  Cash and cash equivalents at beginning of period                              351,363            492,060
                                                                            ---------------------------------

  Cash and cash equivalents at end of period                                 $  331,957        $   351,665
                                                                            =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment are as follows:


                                                 March 31,        December 31,
                                                   1996               1995
                                              -----------------------------------

  Rail equipment                               $     867,300      $     867,300
  Marine containers                                  367,784            413,633
  Trailers and tractors                            1,507,239          1,627,134
                                              -----------------------------------
                                                   2,742,323          2,908,067
  Less accumulated depreciation                   (2,304,426)        (2,408,060)
                                              -----------------------------------

  Net equipment                                $     437,897      $     500,007
                                              ===================================


With the exception of one sidelift with an aggregate net carrying value of $66,340, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of March 31, 1996. With the exception of one trailer and one sidelift with a carrying value of $79,024, all equipment was on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1995.

During the three months ended March 31, 1996, the Partnership sold or disposed of three trailers and two marine containers with an aggregate net book value of $23,741 for proceeds of $35,592. During the three months ended March 31, 1995, the Partnership sold or disposed of one trailer and one marine container with an aggregate net book value of $11,397 for proceeds of $28,941.

3.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

3.   Liquidation and special distributions (continued)

carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the three months ended March 31, 1995, the General Partner paid special distributions of $5.67 per Limited Partnership Unit which were the result of proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Investment in Unconsolidated Special Purpose Entity

Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

The principle differences between the previous accounting method and the equity method relates to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income
(loss) of unconsolidated special purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

The net investment in unconsolidated special purpose entity includes a 50% interest in a commuter aircraft.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                            March 31,            December 31,
                                                                              1996                  1995
                                                                        ----------------------------------------

  Equipment held for operating leases, at cost                           $   3,984,540          $  4,007,465
  Less accumulated depreciation                                             (3,389,289)           (3,354,708)
                                                                        ----------------------------------------
      Net equipment                                                            595,251               652,757

  Cash and cash equivalents                                                    184,970               248,504
  Investment in unconsolidated special purpose entity                          145,284               133,363
  Accounts receivable, net of allowance for doubtful
    accounts of $5,451 in 1996 and $9,684 in 1995                               64,300               104,717
  Prepaid insurance and other assets                                            32,773                22,438
                                                                        ----------------------------------------

  Total assets                                                           $   1,022,578          $  1,161,779
                                                                        ========================================

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Due to affiliates                                                      $       3,523          $       3,523
  Accounts payable                                                              10,680                 12,939
                                                                         ---------------------------------------
        Total liabilities                                                       14,203                 16,462

  Partners' capital (deficit):

  Limited Partners (16,914 units)                                            1,072,754              1,208,326
  General Partner                                                              (64,379)               (63,009)
                                                                         --------------        ---------------
        Total partners' capital                                              1,008,375              1,145,317
                                                                         ---------------------------------------

  Total liabilities and partners' capital                                $   1,022,578          $   1,161,779
                                                                         =======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1996             1995
                                                                                     ------------------------------

  Revenues:
    Lease revenue                                                                     $  106,638      $  190,510
    Interest and other income                                                              2,915           6,541
    Gain on disposition of equipment                                                       1,688         236,072
                                                                                     ------------------------------
  Total revenues                                                                         111,241         433,123

  Expenses:
    Depreciation                                                                          53,986          75,473
    Management fees to affiliate                                                          11,434          13,649
    Repairs and maintenance                                                               33,878          48,958
    General and administrative
      expenses to affiliates                                                              31,942          48,283
    Other general and administrative expenses                                              5,620           8,542
                                                                                     ------------------------------
  Total expenses                                                                         136,860         194,905

  Equity in net loss of unconsolidated special
    purpose entity                                                                       (12,550)             --
                                                                                     ------------------------------
  Net income (loss)                                                                   $  (38,169)     $  238,218
                                                                                     ==============================

  Partners' share of net income (loss):

    Limited Partners - 99%                                                            $  (37,787)     $  235,836
    General Partner - 1%                                                                    (382)          2,382
                                                                                     ------------------------------

  Total                                                                               $  (38,169)     $  238,218
                                                                                     ==============================

  Net income (loss) per Limited
    Partnership Unit (16,914 units)                                                   $    (2.23)     $    13.94
                                                                                     ==============================

  Cash distributions                                                                  $   98,773      $  105,023
                                                                                     ==============================

  Cash distributions per Limited
    Partnership Unit                                                                  $     5.78      $     6.15
                                                                                     ==============================

  Special distributions                                                               $        -      $   50,000
                                                                                     ==============================

  Special distributions per Limited
    Partnership Unit                                                                  $       --      $     2.93
                                                                                     ==============================

  Total distributions per Limited
    Partnership Unit                                                                  $     5.78      $     9.08
                                                                                     ==============================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period from December 31, 1994 to March 31, 1996



                                                           Limited            General
                                                          Partners           Partners             Total
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                               $   1,849,276        $ (56,534)         $  1,792,742

  Net income                                                 256,946            2,595               259,541

  Cash distributions                                        (897,896)          (9,070)             (906,966)
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                                   1,208,326          (63,009)            1,145,317

  Net loss                                                   (37,787)            (382)              (38,169)

  Cash distributions                                         (97,785)            (988)              (98,773)
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at March 31, 1996                                  $   1,072,754          (64,379)            1,008,375
                                                       =======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               For the three months ended
                                                                                       March 31,
                                                                                1996               1995
                                                                            ---------------------------------
  Operating activities:
  Net (loss) income                                                          $  (38,169)       $   238,218
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Gain on disposition of equipment                                           (1,688)          (236,072)
      Depreciation                                                               53,986             75,473
      Loss from unconsolidated special purpose entity
       in excess of cash distributions                                          (11,921)                --
      Change in operating assets and liabilities
        Accounts receivable, net                                                 40,417             53,523
        Due from affiliates                                                          --                260
        Prepaid deposits and reserves                                                --            (25,207)
        Prepaid expenses and other assets                                       (10,335)             2,087
        Accounts payable and other liabilities                                   (2,259)             8,457
                                                                            ---------------------------------
  Cash provided by operating activities                                          30,031            116,739
                                                                            ---------------------------------

  Investing activities:
    Proceeds from disposition of equipment                                        5,208            503,260
                                                                            ---------------------------------
  Cash provided by investing activities                                           5,208            503,260
                                                                            ---------------------------------

  Cash flows used in financing activities:
    Cash distributions paid to partners                                         (98,773)          (155,023)
                                                                            ---------------------------------

  Cash and cash equivalents:

  Net (decrease) increase in cash and cash equivalents                          (63,534)           464,976

  Cash and cash equivalents at beginning of period                              248,504            312,230
                                                                            ---------------------------------

  Cash and cash equivalents at end of period                                 $  184,970        $   777,206
                                                                            =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost.

The components of owned equipment are as follows:


                                                 March 31,          December 31,
                                                    1996                1995
                                              -------------------------------------

  Rail equipment                               $     178,501       $     178,501
  Marine containers                                  114,623             137,548
  Trailers and tractors                            3,691,416           3,691,416
                                              -------------------------------------
                                                   3,984,540           4,007,465
  Less accumulated depreciation                   (3,389,289)         (3,354,708)
                                              -------------------------------------
  Net equipment                                $     595,251       $     652,757
                                              =====================================


All of the equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1996. With the exception of two trailers with a carrying value of $16,119, all of the equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1995.

During the three months ended March 31, 1996, the Partnership sold or disposed of one marine container with net book value of $3,520 for proceeds of $5,208. During the three months ended March 31, 1995, the Partnership sold or disposed of five twin stack railcars with a net book value of $267,188 for proceeds of $503,260.

3.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

3.   Liquidation and special distributions (continued)

liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the three months ended March 31, 1995, the General Partner paid special distributions of $2.93 per Limited Partnership Unit which were the result of proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

4.   Investment in Unconsolidated Special Purpose Entity

Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

The principle differences between the previous accounting method and the equity method relates to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income
(loss) of unconsolidated special purpose entities", under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

The net investment in unconsolidated special purpose entity includes a 30% interest in a commuter aircraft.

At March 31, 1996, the jointly owned commuter aircraft was subject to a pending sale contract and considered held for sale. The Partnership's $135,922 investment in this asset is reported in "investment in unconsolidated special purpose entity".

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

5.   Subsequent Event

The jointly owned commuter aircraft was sold on April 30, 1996 for proceeds of $270,538. The Partnership's investment in this asset was $135,922.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                            March 31,            December 31,
                                                                              1996                  1995
                                                                        ----------------------------------------

  Equipment held for operating leases, at cost                           $   1,693,439          $  1,716,659
  Less accumulated depreciation                                             (1,410,335)           (1,405,716)
                                                                        ----------------------------------------
    Net equipment                                                              283,104               310,943

  Cash and cash equivalents                                                    175,231               191,840
  Accounts receivable, net of allowance for doubtful
    accounts of $31,299 in 1996 and $33,793 in 1995                             54,943                48,723
  Due from affiliates                                                            7,639                 7,639
  Prepaid insurance and other assets                                             1,738                16,549
                                                                        ----------------------------------------

  Total assets                                                           $     522,655          $    575,694
                                                                        ========================================

                    LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Accounts payable and other liabilities                                 $       8,818          $       8,338

  Partners' capital (deficit):

  Limited Partners (9,529 units)                                               550,525                603,509
  General Partner                                                              (36,688)               (36,153)
                                                                        ----------------------------------------
        Total partners' capital                                                513,837                567,356
                                                                        ----------------------------------------

  Total liabilities and partners' capital                                $     522,655          $     575,694
                                                                        ========================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1996             1995
                                                                                     ------------------------------

  Revenues:
    Lease revenue                                                                     $   55,242       $   79,538
    Interest and other income                                                              2,566            8,651
    (Loss) gain on disposition of equipment                                                 (997)          15,453
                                                                                     ------------------------------
  Total revenues                                                                          56,811          103,642

  Expenses:
    Depreciation                                                                          23,563           35,953
    Management fees to affiliate                                                           5,956            6,383
    Repairs and maintenance                                                               11,225           21,879
    Provision for (recovery of) bad debts                                                 (3,328)          37,070
    General and administrative
      expenses to affiliates                                                              15,417           22,611
    Other general and administrative expenses                                              9,252           22,664
                                                                                     ------------------------------
  Total expenses                                                                          62,085          146,560
                                                                                     ------------------------------

  Net loss                                                                            $   (5,274)      $  (42,918)
                                                                                     ==============================

  Partners' share of net loss:

    Limited Partners - 99%                                                            $   (5,221)      $  (42,489)
    General Partner - 1%                                                                     (53)            (429)
                                                                                     -----------------------------

  Total                                                                               $   (5,274)      $  (42,918)
                                                                                     ==============================

  Net loss per Limited
    Partnership Unit (9,529 units)                                                    $    (0.55)      $    (4.46)
                                                                                     ==============================

  Cash distributions                                                                  $   48,245       $   83,618
                                                                                     ==============================

  Cash distributions per Limited
    Partnership Unit                                                                  $     5.01       $     8.69
                                                                                     ==============================

  Special distributions                                                               $       --       $  200,000
                                                                                     ==============================

  Special distributions per Limited
    Partnership Unit                                                                  $       --       $    20.78
                                                                                     ==============================

  Total distributions per Limited
    Partnership Unit                                                                  $     5.01       $    29.47
                                                                                     ==============================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to March 31, 1996



                                                           Limited            General
                                                          Partners           Partners             Total
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                               $   1,413,009        $ (27,977)         $  1,385,032

  Net income                                                  45,590              461                46,051

  Cash distributions                                        (855,090)          (8,637)             (863,727)
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                                     603,509          (36,153)              567,356

  Net loss                                                    (5,221)             (53)               (5,274)

  Cash distributions                                         (47,763)            (482)              (48,245)
                                                       -------------------------------------------------------

  Partners' capital (deficit)
    at March 31, 1996                                  $     550,525          (36,688)              513,837
                                                       =======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               For the three months ended
                                                                                       March 31,
                                                                                1996               1995
                                                                            ---------------------------------
  Operating activities:
  Net loss                                                                   $   (5,274)       $   (42,918)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Loss (gain) on disposition of equipment                                       997            (15,453)
      Depreciation                                                               23,563             35,953
      Changes in operating assets and liabilities
        Accounts receivable, net                                                 (6,220)            67,382
        Due from affiliate                                                           --             (5,895)
        Prepaid insurance and other assets                                       14,811              5,330
        Accounts payable and other liabilities                                      480             17,636
                                                                            ---------------------------------
  Cash provided by operating activities                                          28,357             62,035
                                                                            ---------------------------------

  Investing activities:
    Proceeds form disposition of equipment                                        3,279            243,414
                                                                            ---------------------------------
  Cash provided by investing activities                                           3,279            243,414
                                                                            ---------------------------------

  Cash flows used in financing activities:
    Cash distributions paid to partners                                         (48,245)          (283,618)
                                                                            ---------------------------------

  Cash and cash equivalents:

  Net (decrease) increase in cash and cash equivalents                          (16,609)            21,831

  Cash and cash equivalents at beginning of period                              191,840            524,782
                                                                            ---------------------------------

  Cash and cash equivalents at end of period                                 $  175,231        $   546,613
                                                                            =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1996, and the statements of operations and cash flows for the three months ended March 31, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:


                                                 March 31,          December 31,
                                                    1996                1995
                                              -------------------------------------

  Marine containers                            $     307,666       $     330,886
  Trailers                                         1,385,773           1,385,773
                                              -------------------------------------
                                                   1,693,439           1,716,659
  Less accumulated depreciation                   (1,410,335)         (1,405,716)
                                              -------------------------------------

  Net equipment                                $     283,104       $     310,943
                                              =====================================


All equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1996. All of the equipment was either on lease or operating in PLM affiliated short-term rental facilities as of December 31, 1995.

During the three months ended March 31, 1996, the Partnership sold or disposed of 12 marine containers with an aggregate net book value of $4,276 for proceeds of $3,279. During the three months ended March 31, 1995, the Partnership sold or disposed of 24 trailers and eight marine containers and one trailer with an aggregate net book value of $227,961 for proceeds of $243,414.

3.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

3.   Liquidation and special distributions (continued)

estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the three months ended March 31, 1995, the General Partner paid special distributions of $20.78 per Limited Partnership Unit which were the result of proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  Results of operations

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1996 and 1995

TEP IXA

(A)  Revenues

Total revenues of $124,771 for the quarter ended March 31, 1996, decreased from $133,712 for the same period in 1995, due primarily to lower lease revenues and lower gain on disposition on equipment in the first quarter of 1996, compared to the same period in 1995, partially offset by higher interest and other income.

(1) Lease revenue decreased to $111,137 in the first quarter 1996, from $120,093 in the same period of 1995. The following table lists lease revenues earned by equipment type:

                                                For the three months ended
                                                        March 31,
                                                  1996             1995
                                              -------------------------------

  Trailers                                     $   55,317       $   70,855
  Rail equipment                                   25,950           25,950
  Marine containers                                29,870           23,288
                                              -------------------------------

                                               $  111,137       $  120,093
                                              ===============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $15,538 due primarily to a decline in utilization in the short-term rental facilities in 1996, compared to 1995 levels.

(2) For the quarter ended March 31, 1996, the Partnership realized a total gain of $2,669 which included a gain of $40 on the disposition of one marine container and additional gain of $2,629 from the commuter aircraft which was under a sales-type lease, compared to the same period in 1995, where the Partnership realized a gain of $9,545 on the sale or disposition of one trailer and two marine containers.

(B)  Expenses

Total expenses of $125,842 for the quarter ended March 31, 1996, decreased from $241,211 for the same period in 1995. The decrease in 1996 expenses was attributable to decreases in repairs and maintenance, and depreciation expense, offset partially by an increase in general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $11,994 in 1996, from $81,511 in 1995, due primarily to a decrease of aircraft repairs and maintenance due to the sale of the Partnership's commuter aircraft during the second quarter of 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and general and administrative expenses) decreased to $113,848 in the first quarter 1996, from $159,700 in the same period in 1995. This change resulted primarily from:

     (a) a decrease in depreciation expense of $48,626 from 1995 levels reflecting asset sales or dispositions during 1996 and 1995;

(C)  Net Loss

The Partnership incurred a net loss of $1,071 in the first quarter 1996, versus a net loss of $107,499 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter 1996, is not necessarily indicative of future periods. In the first quarter 1996, the Partnership distributed $1,063,720 to the Limited Partners, or approximately $43.81 per unit which included a special distribution of $40.77 per unit resulting from the exercise of a purchase option for a lessee of a commuter aircraft.

TEP IXB

(A)  Revenues

Total revenues of $93,438 for the quarter ended March 31, 1996, decreased from $169,393 for the same period in 1995 due primarily to lower lease revenues and a lower gain from the sale of equipment in the first quarter of 1996, compared to the same period in 1995.

(1) Lease revenue decreased to $77,492 in the first quarter 1996, from $145,558 in the same period in 1995. The following table lists lease revenues earned for own equipment types:


                                                For the three months ended
                                                        March 31,
                                                  1996             1995
                                              -------------------------------

  Aircraft                                     $       --       $   48,593
  Trailers and tractors                            48,721           72,503
  Rail equipment                                   21,870           16,027
  Marine containers                                 6,901            8,435
                                              -------------------------------

                                               $   77,492       $  145,558
                                              ===============================


Although, net income was not affected by the change in accounting for investment in unconsolidated special purpose entity, lease revenues attributable to the unconsolidated special purpose entity decrease $48,593 in the first quarter of 1996. (refer to the "Equity in net income of the unconsolidated special purpose entity" section below).

The decline of revenue of owned equipment was due primarily to the following:

     (a) Aircraft revenue decreased $48,593 due to the off-lease status of the aircraft throughout the first quarter of 1996.

     (b) Trailer and tractor revenue decreased $23,782 due to disposition or sale of 21 trailers during the last three quarters of 1995, and three trailers in the first quarter of 1996, and a decline in utilization in the short-term rental facilities in 1996 compared to 1995 levels;

(2) For the quarter ended March 31, 1996, the Partnership realized a gain of $11,851 on the sale or disposition of three trailers and two marine containers, compared to the same period in 1995, where the Partnership realized a gain of $17,544 on the sale or disposal of one trailer and one marine container.

(B)  Expenses

Total expenses of $88,397 for the quarter ended March 31, 1996, decreased from $170,752 for the same period in 1995. Although net income was not affected as a result of the change in accounting for investment in unconsolidated special purpose entity, expenses attributable to the unconsolidated special purpose entity totaled $20,867 in the first quarter of 1996, all relating to jointly-owned assets (refer to the "Equity in net income of the unconsolidated special purpose entity" section below). The remaining decreases in 1996 expenses are explained below:

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $9,218 in the first quarter 1996, from $17,006 in the same period in 1995. This decrease was attributable to the sale of 22 trailers in 1995 and three trailers in 1996.

(2) Indirect operating expenses (defined as depreciation expense, management fees, general and administrative expenses) decreased to $79,179 in the first quarter of 1996, from $153,746 in the same period in 1995. The change related to owned equipment resulted primarily from:

     (a) a decrease in depreciation expense of $32,729 from 1995 levels reflecting assets sales or dispositions during 1996 and 1995;

     (b) a decrease of $41,838 in general and administrative expenses from 1995 levels due to $9,500 of collection costs related to one trailer lessee being paid in the first quarter of 1995, and no similar costs occured in the first quarter of 1996. In addition, there were decreases in indirect costs associated with the short-term rental facilites due to decreased volume of trailers operating in the facilites in the first quarter of 1996 as compared to the first quarter of 1995, and lower accounting costs, offset by an increase in audit fees.

(C) Equity in net loss of the unconsolidated special purpose entity represents the net loss generated from a jointly owned asset now accounted for under the entity method. At March 31, 1996, the Partnership had a 50% interest in a commuter aircraft which was accounted for under the equity method. The aircraft was off-lease throughout the first quarter of 1996 and the depreciation expense was $20,824 for the first quarter ended March 31, 1996.

(D)  Net Loss

The Partnership incurred a net loss of $15,826 in the first quarter 1996, compared to a net loss of $1,359 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter 1996, is not necessarily indicative of future periods. In the first quarter 1996, the Partnership distributed $100,733 to the Limited Partners, or approximately $5.77 per unit.

TEP IXC

(A)  Revenues

Total revenues for the quarter ended March 31, 1996, decreased to $111,241 from $433,123 for the same period in 1995, due primarily to lower gain on disposition of equipment, lower lease revenues and lower interest and other income.

(1) Lease revenue decreased to $106,638 in the first quarter 1996, from $190,510 in the same period in 1995. The following table lists lease revenues earned for own equipment types:


                                                For the three months ended
                                                        March 31,
                                                  1996             1995
                                              -------------------------------

  Trailers and tractors                        $   97,171       $  153,328
  Aircraft                                             --           17,100
  Rail equipment                                    7,800           16,934
  Marine containers                                 1,667            3,148
                                              -------------------------------

                                               $  106,638       $  190,510
                                              ===============================

Although, net income was not affected by the change in accounting for investments in unconsolidated special purpose entity, lease revenues attributable to the unconsolidated special purpose entity totaled $17,100 in the first quarter of 1996 which represented revenue for jointly-owned assets (refer to the "Equity in net income of the unconsolidated special purpose entity" section below).

The decline in revenue of owned equipment was due primarily to the following:

     (a) Trailer revenue decreased $56,157 in 1996, as compared to 1995 levels due to lower utilization in the short-term rental facilities in 1996 compared to 1995 , and the sale of four trailers during the last three quarters of 1995;

     (b) Rail revenue decreased $9,134 in 1996, as compared to 1995 levels due to the sale of five twin stack railcars in the first quarter of 1995.

(2) For the quarter ended March 31, 1996, the Partnership realized a gain of $1,688 on the disposal of one marine container compared to the same period in 1995, where the Partnership realized a gain of $236,072 on the sale of five twin stack railcars.

(B)  Expenses

Total expenses of $136,860 for the quarter ended March 31, 1996, decreased from $194,905 for the same period in 1995. Although net income was not affected as a result of the change in accounting for investment in unconsolidated special purpose entity, expenses attributable to the unconsolidated special purpose entity totaled $62,628 in the first quarter of 1996, all relating to jointly-owned assets (refer to the "Equity in net income of the unconsolidated special purpose entity" section below). The remaining decreases in 1996 expenses are explained below:

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $33,878 in the first quarter 1996, from $48,958 in the same period in 1995. This decrease was attributable to lower maintenance expense incurred on the decreased number of trailers in the short-term rental facilities as compared to the same period in 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees, and all general and administrative expenses) decreased to $102,982 in the first quarter 1996, from $145,947 in the same period in 1995. The change related to own equipment resulted primarily from:

     (a) a decrease in depreciation expense of $21,487 from 1995 levels reflecting asset sales during 1995 and 1996;

     (b) a decrease in general and administrative expenses of $19,263 due to lower indirect costs associated with the short-term rental facilites due to decreased volume of trailers operating in the facilites in the first quarter of 1996 as compared to the first quarter of 1995, and lower accounting costs, offset by an increase in audit fees;

     (c) a decrease in management fees to affiliate of $2,215 from 1995 levels due to lower levels of operating cash flow during the comparable periods. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/2 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

(C) Equity in net loss of the unconsolidated special purpose entity represents the net loss generated from a jointly owned asset now accounted for under the equity method. At March 31, 1996, the Partnership had a 30% interest in a commuter aircraft. The aircraft revenue was $17,100, repairs and maintenance expense of $16,882, and the depreciation expense was $12,743, resulting in a net loss of $12,550 for the first quarter ended March 31, 1996.

(D)  Net Income (Loss)

The Partnership incurred a net loss of $38,169 in the first quarter 1996, compared to a net income of $238,218 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter 1996, is not necessarily indicative of future periods. In the first quarter 1996, the Partnership distributed $97,785 to the Limited Partners, or approximately $5.78 per unit.

TEP IXD

(A) Revenues

Total revenues of $56,811 for the quarter ended March 31, 1996, decreased from $103,642 for the same period in 1995, due primarily to lower lease revenues, a loss on sale of equipment for the first quarter of 1996, compared to a gain on disposition of equipment in the same period in 1995, and lower interest and other income in the first quarter of 1996 as compared to the same period in 1995.

(1) Lease revenues decreased to $55,242 in the first quarter 1996, from $79,538 in the same period in 1995. The following table lists lease revenue earned by equipment type:

                                                For the three months ended
                                                        March 31,
                                                  1996             1995
                                              -------------------------------

  Trailers                                     $   35,873       $   57,210
  Marine containers                                19,369           22,328
                                              -------------------------------

                                               $   55,242       $   79,538
                                              ===============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $21,337 due primarily to the sale of 30 trailers during 1995, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner;

     (b) Marine container revenue decreased $2,959 primarily due to the disposal of 45 marine containers in 1995 and 12 in 1996.

(2) For the quarter ended March 31, 1996, the Partnership realized a loss of $997 on the disposal of 12 marine containers, where the Partnership realized a gain of $15,453 on the sale or disposal of 24 trailers and eight marine containers in the quarter ended March 31, 1995.

(B)  Expenses

Total expenses of $62,085 for the quarter ended March 31, 1996, decreased from $146,560 for the same period in 1995. The decrease in 1996 expenses was attributable primarily to decreases in bad debt expense, general and administrative expense, depreciation expense, and repair and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance) decreased to $11,225 in the first quarter 1996, from $21,879 in the same period in 1995. This change resulted primarily from the refurbishment of 30 trailers in the first quarter of 1995 prior to being sold.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $50,860 in the first quarter 1996, from $124,681 in the same period in 1995. This change resulted primarily from:

     (a) a decrease of $40,398 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

     (b) a decrease in administrative expense of $20,606 due to $15,000 of collection costs related to one trailer lessee that was paid in the first quarter of 1995, with no similar costs occured in the first quarter of 1996. In addition, a decrease in cost resulted from lower indirect costs associated with the short-term rental facilites due to decreased volume of trailers operating in the facilites in the first quarter of 1996 as compared to the first quarter of 1995, and lower accounting costs, offset by an increase in audit fees;

     (c) a decrease in depreciation expense of $12,390 from 1995 levels, reflecting asset sales or dispositions during 1996;

(C)  Net Loss

The Partnership incurred a net loss of $5,274 in the first quarter 1996, compared to a net loss of $42,918 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter 1996, is not necessarily indicative of future periods. In the first quarter 1996, the Partnership distributed $47,763 to the Limited Partners, or approximately $5.01 per unit.

(II) Asset Sales

Equipment sales and dispositions result from General Partner decisions on liquidations, the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. During the three months ended March 31, 1996, one marine container owned by TEP IXA was sold for a total of $673. In addition, the lessee under the sales-type lease of the Metro III commuter aircraft exercised its option to buy the aircraft and the Partnership receive a proceeds totaling $1 million. Three trailers and two marine containers owned by TEP IXB were sold for a total of $35,593; one marine container owned by TEP IXC were sold for $5,207; and 12 marine containers owned by TEP IXD were sold or disposed of for $3,279. As discussed in note 3, the General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(III)    Market Values

In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the three months ended March 31, 1996.

     As of March 31, 1996, the General Partner estimated the current fair market value of each Partnerships' equipment portfolio to be approximately : $1.7 million, $1.5 million, $1.9 million and $0.90 million for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively.

(IV) Trends

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


                                 PLM TRANSPORTATION EQUIPMENT
                                 PARTNERS IXA 1986 INCOME FUND

                                 By:  PLM Financial Services, Inc.
                                      General Partner





Date:  May 14, 1996              By:  /s/ David J. Davis
                                      -------------------
                                      David J. Davis
                                      Vice President and
                                      Corporate Controller