Form 10-Q
period 1997-03-31
PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
filed 1997-05-12
CIK 778791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended March 31, 1997.

         [  ]     Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 01-15437
                             -----------------------



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

                                 BALANCE SHEETS


                                     ASSETS

                                                                                March 31,           December 31,
                                                                                  1997                   1996
                                                                            ----------------------------------------

   Equipment held for operating leases, at cost                              $   3,147,224          $   3,486,094
   Less accumulated depreciation                                                (2,861,437 )           (3,140,358 )
                                                                             ----------------------------------------
     Net equipment                                                                 285,787                345,736

   Cash and cash equivalents                                                       263,812                211,878
   Accounts receivable, net of allowance for doubtful
     accounts of $59,314 in 1997 and $57,870 in 1996                                78,384                 97,754
   Prepaid insurance                                                                 1,833                  2,438
                                                                             ----------------------------------------

   Total assets                                                              $     629,816          $     657,806
                                                                             ========================================

                    LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                         $      5,059          $       5,059
   Accounts payable and other liabilities                                           6,886                  9,350
                                                                             --------------------------------------
         Total liabilities                                                         11,945                 14,409

   Partners' capital (deficit):

   Limited Partners (24,285 units)                                                718,647                743,918
   General Partner                                                               (100,776 )             (100,521 )
                                                                             --------------------------------------
         Total partners' capital                                                  617,871                643,397
                                                                             --------------------------------------

   Total liabilities and partners' capital                                   $    629,816          $     657,806
                                                                             ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         1997              1996
                                                                                  ---------------------------------

   Revenues:
     Lease revenue                                                                $     74,417     $     111,137
     Interest and other income                                                           2,487            10,965
     Gain on disposition of equipment                                                   58,174             2,669
                                                                                  ----------------------------------
   Total revenues                                                                      135,078           124,771

   Expenses:
     Depreciation                                                                       41,804            53,234
     Management fees to affiliate                                                       15,178            16,026
     Repairs and maintenance                                                             6,401            11,994
     Insurance expense                                                                     906             2,942
     General and administrative
       expenses to affiliates                                                           17,917            23,657
     Other general and administrative expenses                                          11,353            17,635
     Provision for bad debts                                                             1,331               354
                                                                                  ----------------------------------
   Total expenses                                                                       94,890           125,842
                                                                                  ----------------------------------

   Net income (loss)                                                              $     40,188     $      (1,071 )
                                                                                  ==================================

   Partners' share of net income (loss)

     Limited Partners - 99%                                                       $     39,786     $      (1,060 )
     General Partner - 1%                                                                  402               (11 )
                                                                                  ----------------------------------

   Total                                                                          $     40,188     $      (1,071 )
                                                                                  ==================================

   Net income (loss) per Limited
     Partnership Unit - 24,285 units                                              $       1.64     $       (0.04 )
                                                                                  ==================================

   Cash distributions                                                             $     65,174     $      74,465
                                                                                  ==================================

   Cash distributions per weighted average Limited
     Partnership Unit                                                             $       2.68     $        3.04
                                                                                  ==================================

   Special cash distributions                                                     $         --     $   1,000,000
                                                                                  ==================================

   Special cash distributions per weighted average
     Limited Partnership Unit                                                     $         --     $       40.77
                                                                                  ==================================

   Total cash distribution per weighted average
     Limited Partnership Unit                                                     $       2.68     $       43.81
                                                                                  ==================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to March 31, 1997



                                                           Limited           General
                                                          Partners           Partners            Total
                                                       -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                              $    2,087,769        $   (86,946 )      $   2,000,823

   Net income                                                 317,231              3,204              320,435

   Quarterly cash distributions                              (275,082 )           (2,779 )           (277,861 )

   Special distributions                                   (1,386,000 )          (14,000 )         (1,400,000 )
                                                       ---------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                                     743,918           (100,521 )            643,397

   Net income                                                  39,786                402               40,188

   Quarterly cash distributions                               (65,057 )             (657 )            (65,714 )
                                                       ---------------------------------------------------------

   Partners' capital (deficit)
     at March 31, 1997                                 $      718,647        $  (100,776 )      $     617,871
                                                       =========================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                  For the three months
                                                                                    ended March 31,
                                                                                 1997               1996
                                                                            ----------------------------------
   Operating activities:
   Net income (loss)                                                           $    40,188         $     (1,071 )
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Gain on disposition of equipment                                            (58,174 )             (2,669 )
       Depreciation                                                                 41,804               53,234
       Changes in operating assets and liabilities
         Accounts receivable, net                                                   19,370               27,375
         Prepaid insurance                                                             605                1,384
         Accounts payable and other liabilities                                     (2,464 )            (13,303 )
         Lessee deposits and reserves                                                   --              (18,272 )
                                                                             ------------------------------------
   Cash provided by operating activities                                            41,329               46,678
                                                                             ------------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                         76,319                3,301
     Payments received on sales-type lease                                              --            1,003,564
                                                                             ------------------------------------
   Cash provided by investing activities                                            76,319            1,006,865
                                                                             ------------------------------------

   Financing activities:
     Cash distributions paid to Limited Partners                                   (65,057 )         (1,063,720 )
     Cash distributions paid to General Partner                                       (657 )            (10,745 )
                                                                             ------------------------------------
   Cash used in financing activities                                               (65,714 )         (1,074,465 )
                                                                             ------------------------------------

   Cash and cash equivalents:

   Net increase (decrease) in cash and cash equivalents                             51,934              (20,922 )

   Cash and cash equivalents at beginning of period                                211,878              251,709
                                                                             ------------------------------------

   Cash and cash equivalents at end of period                                  $   263,812         $    230,787
                                                                             ====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period from December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                 March 31,          December 31,
                                                    1997                1996
                                              -------------------------------------

   Marine containers                           $   1,109,619       $   1,128,798
   Trailers                                        2,037,605           2,357,296
                                               -------------------------------------
                                                   3,147,224           3,486,094
   Less accumulated depreciation                  (2,861,437 )        (3,140,358 )
                                               -------------------------------------

   Net equipment                               $     285,787       $     345,736
                                               =====================================

With the exception of one sidelift, all equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1997 and December 31, 1996. The net carrying value of this sidelift was $21,793 and $28,433, respectively, as of March 31, 1997 and December 31, 1996.

During the three months ended March 31, 1997, the Partnership sold or disposed of a marine container and trailers with an aggregate book value of $18,145 for proceeds of $76,319. During the three months ended March 31, 1996, the Partnership sold or disposed of a marine container with an aggregate book value of $633 for proceeds of $673. Additional proceeds of $2,629 were received for the commuter aircraft which was under sales-type lease.

4.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

4.   Liquidation and special distributions (continued)

distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

No special distributions were paid in the first quarter of 1997. During the three months ended March 31, 1996, the General Partner paid special distributions of $40.77 per Limited Partnership Unit which were the result of proceeds from the sale of equipment. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS



                                     ASSETS

                                                                            March 31,         December 31,
                                                                              1997                 1996
                                                                        --------------------------------------

   Equipment held for operating leases, at cost                          $   1,721,058         $   1,961,397
   Less accumulated depreciation                                            (1,574,834 )          (1,769,486 )
                                                                         --------------------------------------
     Net equipment                                                             146,224               191,911

   Cash and cash equivalents                                                   165,786               478,922
   Accounts receivable, net of allowance for doubtful
     accounts of $22,285 in 1997 and $22,285 in 1996                            31,787                28,720
   Prepaid insurance                                                             1,383                 1,879
                                                                         --------------------------------------

   Total assets                                                          $     345,180         $     701,432
                                                                         ======================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       3,637         $       3,637
   Accounts payable and other liabilities                                        6,567                 9,637
                                                                         --------------------------------------
         Total liabilities                                                      10,204                13,274

   Partners' capital (deficit):

   Limited Partners (17,460 units)                                             408,493               758,143
   General Partner                                                             (73,517 )             (69,985 )
                                                                         --------------        --------------
                                                                                       --------              --
         Total partners' capital                                               334,976               688,158
                                                                         --------------------------------------

   Total liabilities and partners' capital                               $     345,180         $     701,432
                                                                         ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                               1997            1996
                                                                                          ------------------------------
   Revenues:
     Lease revenue                                                                          $  20,242      $   77,492
     Interest and other income                                                                  4,109           4,095
     Gain on disposition of equipment                                                          31,354          11,851
                                                                                           -----------------------------
   Total revenues                                                                              55,705          93,438

   Expenses:
     Depreciation                                                                              26,041          38,369
     Management fees to affiliate                                                              10,913          10,913
     Repairs and maintenance                                                                    2,773           9,658
     Insurance expense                                                                            716           1,892
     General and administrative
       expenses to affiliates                                                                  11,207          19,388
     Other general and administrative expenses                                                  9,174           9,431
      Provision for (recovery of) bad debts                                                        --          (1,254 )
                                                                                           -----------------------------
   Total expenses                                                                              60,824          88,397
   Equity in net loss of unconsolidated special
     purpose entity                                                                                --         (20,867 )
                                                                                           -----------------------------
   Net loss                                                                                 $  (5,119 )    $  (15,826 )
                                                                                           =============================

   Partners' share of net loss

     Limited Partners - 99%                                                                 $  (5,068 )    $  (15,668 )
     General Partner - 1%                                                                         (51 )          (158 )
                                                                                           -----------------------------

   Total                                                                                    $  (5,119 )    $  (15,826 )
                                                                                           =============================

   Net loss per Limited
     Partnership Unit - 17,460 units                                                        $   (0.29 )    $    (0.90 )
                                                                                           =============================

   Cash distributions                                                                       $  48,063      $  101,751
                                                                                           =============================

   Cash distributions per weighted average Limited
     Partnership Unit                                                                       $    2.73      $     5.77
                                                                                           =============================

   Special distributions                                                                    $ 300,000      $       --
                                                                                           =============================

   Special distributions per weighted average Limited
     Partnership Unit                                                                       $   17.01      $       --
                                                                                           =============================

   Total distributions per weighted average Limited
     Partnership Unit                                                                       $   19.74      $     5.77
                                                                                           =============================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to March 31, 1997



                                                           Limited           General
                                                          Partners           Partners            Total
                                                       -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                              $   1,132,364        $ (66,205 )      $   1,066,159

   Net income                                                468,643            4,734              473,377

   Quarterly cash distributions                             (397,364 )         (4,014 )           (401,378 )

   Cash distributions                                       (445,500 )         (4,500 )           (450,000 )
                                                       -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                                    758,143          (69,985 )            688,158

   Net loss                                                   (5,068 )            (51 )             (5,119 )

   Quarterly cash distributions                              (47,582 )           (481 )            (48,063 )

   Special cash distributions                               (297,000 )         (3,000 )           (300,000 )
                                                       -----------------------------------------------------

   Partners' capital (deficit)
     at March 31, 1997                                 $     408,493        $ (73,517 )      $     334,976
                                                       =====================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               For the three months ended
                                                                                       March 31,
                                                                                1997               1996
                                                                            ---------------------------------
   Operating activities:
   Net loss                                                                   $   (5,119 )      $   (15,826 )
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
       Gain on disposition of equipment                                          (31,354 )          (11,851 )
       Depreciation                                                               26,041             38,369
       Equity in net loss from unconsolidated special
         purpose entity                                                               --             20,867
       Changes in operating assets and liabilities:
         Accounts receivable, net                                                 (3,067 )           10,295
         Prepaid insurance                                                           496                956
         Accounts payable and other liabilities                                   (3,070 )           (2,909 )
         Lessee deposits and reserve for repairs                                      --             (9,304 )
                                                                             ---------------------------------
   Cash (used in) provided by operating activities                               (16,073 )           30,597
                                                                             ---------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                       51,000             35,592
     Distributions from unconsolidated special purpose entity                         --             16,156
                                                                             ---------------------------------
   Cash provided by investing activities                                          51,000             51,748

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                                (344,582 )         (100,733 )
     Cash distributions paid to General Partner                                   (3,481 )           (1,018 )
                                                                             ---------------------------------
   Cash used in financing activities                                            (348,063 )         (101,751 )
                                                                             ---------------------------------

   Cash and cash equivalents:

   Net decrease in cash and cash equivalents                                    (313,136 )          (19,406 )

   Cash and cash equivalents at beginning of period                              478,922            351,363
                                                                             ---------------------------------

   Cash and cash equivalents at end of period                                 $  165,786        $   331,957
                                                                             =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period from December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment are as follows:


                                                 March 31,        December 31,
                                                   1997               1996
                                              -----------------------------------

   Marine containers                           $     325,115      $     325,115
   Trailers and tractor                            1,395,943          1,636,282
                                               -----------------------------------
                                                   1,721,058          1,961,397
   Less accumulated depreciation                  (1,574,834 )       (1,769,486 )
                                               -----------------------------------

   Net equipment                               $     146,224      $     191,911
                                               ===================================


With the exception of one sidelift, all equipment was either on lease or operating in PLM affiliated short-term rental facilities as of March 31, 1997 and December 31, 1996. The carrying value of this sidelift were $39,804 and $46,438, respectively, as of March 31, 1997 and December 31, 1996.

During the three months ended March 31, 1997, the Partnership sold or disposed of trailers with a net book value of $19,646 for proceeds of $51,000. During the three months ended March 31, 1996, the Partnership sold or disposed of trailers and marine containers with an aggregate net book value of $23,741 for proceeds of $35,592.

4.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

4.   Liquidation and special distributions (continued)

sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the three months ended March 31, 1997, the General Partner paid special distributions of $17.01 per Limited Partnership Unit which were the result of proceeds from equipment liquidations. No special distributions were paid in the first quarter of 1996. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                            March 31,            December 31,
                                                                              1997                  1996
                                                                        ----------------------------------------

   Equipment held for operating leases, at cost                          $   2,765,542          $   3,088,393
   Less accumulated depreciation                                            (2,513,614 )           (2,767,149 )
                                                                         ----------------------------------------
       Net equipment                                                           251,928                321,244

   Cash and cash equivalents                                                   197,895                264,450
   Accounts receivable, net of allowance for doubtful
     accounts of $5,165 in 1997 and $2,249 in 1996                              52,847                 66,079
   Prepaid insurance                                                             2,023                  2,663
                                                                         ----------------------------------------

   Total assets                                                          $     504,693          $     654,436
                                                                         ========================================

                    LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       3,523          $       3,523
   Accounts payable and other liabilities                                        8,833                 14,382
                                                                         ---------------------------------------
         Total liabilities                                                      12,356                 17,905

   Partners' capital (deficit):

   Limited Partners (16,914 units)                                             561,876                704,628
   General Partner                                                             (69,539 )              (68,097 )
                                                                         --------------         --------------
                                                                                       ---------              --
         Total partners' capital                                               492,337                636,531
                                                                         ---------------------------------------

   Total liabilities and partners' capital                               $     504,693          $     654,436
                                                                         =======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS



                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                                1997          1996
                                                                                          ------------------------------

   Revenues:
     Lease revenue                                                                          $  73,450      $  106,638
     Interest and other income                                                                  2,629           2,915
     Gain on disposition of equipment                                                          49,863           1,688
                                                                                           -----------------------------
   Total revenues                                                                             125,942         111,241

   Expenses:
     Depreciation                                                                              39,629          53,986
     Management fees to affiliate                                                              10,568          11,434
     Repairs and maintenance                                                                   22,763          33,878
     Insurance expense                                                                          1,003           1,827
     General and administrative
       expenses to affiliates                                                                  27,531          31,942
     Other general and administrative expenses                                                  8,709           9,460
     Provision for (recovery of) bad debts                                                      2,916          (5,667 )
                                                                                           -----------------------------
   Total expenses                                                                             113,119         136,860

   Equity in net loss of unconsolidated special
     purpose entity                                                                                --         (12,550 )
                                                                                           -----------------------------
   Net income (loss)                                                                        $  12,823      $  (38,169 )
                                                                                           =============================

   Partners' share of net income (loss):

     Limited Partners - 99%                                                                 $  12,695      $  (37,787 )
     General Partner - 1%                                                                         128            (382 )
                                                                                           -----------------------------

   Total                                                                                    $  12,823      $  (38,169 )
                                                                                           =============================

   Net income (loss) per Limited
     Partnership Unit (16,914 units)                                                        $    0.75      $    (2.23 )
                                                                                           =============================

   Cash distributions                                                                       $  57,017      $   98,773
                                                                                           =============================

   Cash distributions per weighted average Limited
     Partnership Unit                                                                       $    3.34      $     5.78
                                                                                           =============================

   Special distributions                                                                    $ 100,000      $        -
                                                                                           =============================

   Special distributions per weighted average Limited
     Partnership Unit                                                                       $    5.85      $       --
                                                                                           =============================

   Total distributions per weighted average Limited
     Partnership Unit                                                                       $    9.19      $     5.78
                                                                                           =============================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to March 31, 1997



                                                           Limited            General
                                                          Partners           Partners             Total
                                                       -------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                              $   1,208,326        $ (63,009 )        $  1,145,317

   Net income                                                103,990            1,050               105,040

   Quarterly cash distributions                             (310,688 )         (3,138 )            (313,826 )

   Cash distributions                                       (297,000 )         (3,000 )            (300,000 )
                                                       -------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                                    704,628          (68,097 )             636,531

   Net income                                                 12,695              128                12,823

   Quarterly cash distributions                              (56,447 )           (570 )             (57,017 )

   Special distributions                                     (99,000 )         (1,000 )            (100,000 )
                                                       -------------------------------------------------------

   Partners' capital (deficit)
     at March 31, 1997                                 $     561,876        $ (69,539 )        $    492,337
                                                       =======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                            For the three months ended March
                                                                                           31,
                                                                                 1997               1996
                                                                            ----------------------------------
   Operating activities:
   Net income (loss)                                                          $   12,823        $   (38,169 )
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Gain on disposition of equipment                                          (49,863 )           (1,688 )
       Depreciation                                                               39,629             53,986
       Equity in net loss from unconsolidated special purpose entity                                 12,550
       Change in operating assets and liabilities
         Accounts receivable, net                                                 13,232             40,417
         Prepaid insurance                                                           640            (10,335 )
         Accounts payable and other liabilities                                   (5,549 )           (2,259 )
         Lessee deposits and reserves for repairs                                     --            (27,601 )
                                                                             ---------------------------------
   Cash provided by operating activities                                          10,912             26,901
                                                                             ---------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                       79,550              5,208
     Distributions from unconsolidated special purpose entity                         --              3,130
                                                                             ---------------------------------
   Cash provided by (used in) investing activities                                79,550              8,338
                                                                             ---------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                                (155,447 )          (97,785 )
     Cash distributions paid to General Partner                                   (1,570 )             (988 )
                                                                             ---------------------------------
   Cash used in financing activities                                            (157,017 )          (98,773 )
                                                                             ---------------------------------

   Cash and cash equivalents:

   Net decrease in cash and cash equivalents                                     (66,555 )          (63,534 )

   Cash and cash equivalents at beginning of period                              264,450            248,504
                                                                             ---------------------------------

   Cash and cash equivalents at end of period                                 $  197,895        $   184,970
                                                                             =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period from December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

Equipment held for operating leases is stated at cost.

The components of owned equipment are as follows:


                                                  March 31,         December 31,
                                                    1997                1996
                                               ------------------------------------

   Marine containers                           $     114,623       $     114,623
   Trailers and tractor                            2,650,919           2,973,770
                                               ------------------------------------
                                                   2,765,542           3,088,393
   Less accumulated depreciation                  (2,513,614 )        (2,767,149 )
                                               ------------------------------------
   Net equipment                               $     251,928       $     321,244
                                               ====================================


All of the equipment was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1997 and December 31, 1996.

During the three months ended March 31, 1997, the Partnership sold or disposed of trailers with a net book value of $29,687 for proceeds of $79,550. During the three months ended March 31, 1996, the Partnership sold or disposed of a marine container with a net book value of $3,520 for proceeds of $5,208.

4.   Liquidation and special distributions

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

4.   Liquidation and special distributions (continued)

liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

During the three months ended March 31, 1997, the General Partner paid special distributions of $5.85 per Limited Partnership Unit which were the result of proceeds from equipment liquidations. No special distributions were paid in the first quarter of 1996. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                            March 31,            December 31,
                                                                              1997                  1996
                                                                        ----------------------------------------

   Equipment held for operating leases, at cost                          $   1,316,871          $   1,463,355
   Less accumulated depreciation                                            (1,171,746 )           (1,280,566 )
                                                                         ----------------------------------------
     Net equipment                                                             145,125                182,789

   Cash and cash equivalents                                                   107,814                 77,140
   Accounts receivable, net of allowance for doubtful
     accounts of $29,668 in 1997 and $29,601 in 1996                             4,601                 15,839
   Prepaid insurance                                                             2,012                  2,293
                                                                         ----------------------------------------

   Total assets                                                          $     259,552          $     278,061
                                                                         ========================================

                    LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       1,985          $       1,985
   Accounts payable and other liabilities                                        6,557                  9,477
                                                                         ---------------------------------------
      Total liabilities                                                          8,542                 11,462

   Partners' capital (deficit):

   Limited Partners (9,529 units)                                              290,326                305,760
   General Partner                                                             (39,316 )              (39,161 )
                                                                         ---------------------------------------
         Total partners' capital                                               251,010                266,599
                                                                         ---------------------------------------

    Total liabilities and partners' capital                              $     259,552          $     278,061
                                                                         =======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                               1997           1996
                                                                                          ------------------------------

   Revenues:
     Lease revenue                                                                          $  19,219      $   55,242
     Interest and other income                                                                    837           2,566
     Gain (loss) on disposition of equipment                                                   25,044            (997 )
                                                                                           -----------------------------
   Total revenues                                                                              45,100          56,811

   Expenses:
     Depreciation                                                                              19,489          23,563
     Management fees to affiliate                                                               5,956           5,956
     Repairs and maintenance                                                                    2,716          11,225
     Provision for (recovery of) bad debts                                                         67          (3,328 )
     Insurance expense                                                                            435             352
     General and administrative
       expenses to affiliates                                                                   6,904          15,417
     Other general and administrative expenses                                                  6,573           8,900
                                                                                           -----------------------------
   Total expenses                                                                              42,140          62,085
                                                                                           -----------------------------

   Net income (loss)                                                                        $   2,960      $   (5,274 )
                                                                                           =============================

   Partners' share of net loss:

     Limited Partners - 99%                                                                 $   2,930      $   (5,221 )
     General Partner - 1%                                                                          30             (53 )
                                                                                           ---------------------------

   Total                                                                                    $   2,960      $   (5,274 )
                                                                                           =============================

   Net income (loss) per Limited
     Partnership Unit (9,529 units)                                                         $    0.31      $    (0.55 )
                                                                                           =============================

   Cash distributions                                                                       $  18,549      $   48,245
                                                                                           =============================

   Cash distributions per weighted average Limited
     Partnership Unit                                                                       $    1.93      $     5.01
                                                                                           =============================








                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to March 31, 1997



                                                           Limited            General
                                                          Partners           Partners             Total
                                                       -------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                              $     603,509        $ (36,153 )        $    567,356

   Net loss                                                  (16,504 )           (167 )             (16,671 )

   Quarterly cash distributions                             (132,745 )         (1,341 )            (134,086 )

   Special distributions                                    (148,500 )         (1,500 )            (150,000 )
                                                       -------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                                    305,760          (39,161 )             266,599

   Net income                                                  2,930               30                 2,960

   Cash distributions                                        (18,364 )           (185 )             (18,549 )
                                                       -------------------------------------------------------

   Partners' capital (deficit)
     at March 31, 1997                                 $     290,326        $ (39,316 )        $    251,010
                                                       =======================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               For the three months ended
                                                                                       March 31,
                                                                                1997               1996
                                                                            ---------------------------------
   Operating activities:
   Net income (loss)                                                          $    2,960        $    (5,274 )
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Gain (loss) on disposition of equipment                                   (25,044 )              997
       Depreciation                                                               19,489             23,563
       Changes in operating assets and liabilities
         Accounts receivable, net                                                 11,238             (6,220 )
         Prepaid insurance                                                           281             14,811
         Accounts payable and other liabilities                                   (2,920 )              480
                                                                             ---------------------------------
   Cash provided by operating activities                                           6,004             28,357
                                                                             ---------------------------------

   Investing activities:
     Proceeds from disposition of equipment                                       43,219              3,279
                                                                             ---------------------------------
   Cash provided by investing activities                                          43,219              3,279
                                                                             ---------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                                 (18,364 )          (47,763 )
     Cash distributions paid to General Partner                                     (185 )             (482 )
                                                                             ---------------------------------
   Cash used in financing activities                                             (18,549 )          (48,245 )
                                                                             ---------------------------------

   Cash and cash equivalents:

   Net increase (decrease) in cash and cash equivalents                           30,674            (16,609 )

   Cash and cash equivalents at beginning of period                               77,140            191,840
                                                                             ---------------------------------

   Cash and cash equivalents at end of period                                 $  107,814        $   175,231
                                                                             =================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997



1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period from December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

Equipment held for operating leases is stated at cost. The components of equipment are as follows:


                                                 March 31,          December 31,
                                                    1997                1996
                                              -------------------------------------

   Marine containers                           $     238,005       $     255,421
   Trailers                                        1,078,866           1,207,934
                                               -------------------------------------
                                                   1,316,871           1,463,355
   Less accumulated depreciation                  (1,171,746 )        (1,280,566 )
                                               -------------------------------------

   Net equipment                               $     145,125       $     182,789
                                               =====================================


All equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1997 and December 31, 1996.

During the three months ended March 31, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate net book value of $18,175 for proceeds of $43,219. During the three months ended March 31, 1996, the Partnership sold or disposed of marine containers with an aggregate net book value of $4,276 for proceeds of $3,279.

4.   Liquidation

During the first quarter of 1996, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

4.   Liquidation (continued)

sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  Results of operations

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1997 and 1996

TEP IXA

(A)  Revenues

Total revenues of $135,078 for the quarter ended March 31, 1997, increased from $124,771 for the same period in 1996, due primarily to higher gain on disposition on equipment in the first quarter of 1996, compared to the same period in 1997, offset by lower lease revenues and lower interest and other income.

(1) Lease revenue decreased to $74,417 in the first quarter 1997, from $111,137 in the same period of 1996. The following table lists lease revenues earned by equipment type:

                                                For the three months ended
                                                        March 31,
                                                  1997             1996
                                              -------------------------------

   Trailers                                    $   56,096       $   55,317
   Rail equipment                                      --           25,950
   Marine containers                               18,321           29,870
                                               ------------------------------

                                               $   74,417       $  111,137
                                               ==============================

The decline was due primarily to the following:

     (a) Railcar revenue decreased $25,950 due to the sale of all railcars during 1996;

     (b) Container revenue decreased $11,549 due to the sale or disposition of equipment and lower utilization in the first quarter of 1997 compared to the same period of 1996.

(2) For the quarter ended March 31, 1997, the Partnership realized a gain of $58,174 on the sale or disposition of marine container and trailers. In the same period in 1996, the Partnership realized a gain of $2,669 which included a gain of $40 on the disposition of a marine container and an additional gain of $2,629 from a commuter aircraft which was under a sales-type lease.

(B)  Expenses

Total expenses of $94,890 for the quarter ended March 31, 1997, decreased from $125,842 for the same period in 1996. The decrease in expenses in the first quarter of 1997, was attributable to decreases in general and administrative expenses, depreciation expense, and repairs and maintenance.

(1) Direct operating expenses (defined as repairs and maintenance and insurance) decreased to $7,307 in the first quarter of 1997, from $14,936 in the first quarter of 1996, due primarily to the sale of equipment during 1996 and the first quarter of 1997.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $87,583 in the first quarter 1997, from $110,906 in the same period in 1996. This change resulted primarily from:

     (a) a decrease in depreciation expense of $11,430 reflecting asset sales or dispositions during the first quarter of 1997 and during 1996;

     (b) a decrease in general and administrative expenses of $12,022 reflects the decreased accounting and administrative costs related to the short-term rental facilities due to the sale of equipment.

(C)  Net Income (loss)

As a result of the foregoing, the Partnership generated a net income of $40,188 in the first quarter 1997, versus a net loss of $1,071 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter 1997, is not necessarily indicative of future periods. In the first quarter 1997, the Partnership distributed $65,057 to the Limited Partners, or approximately $2.68 per weighted average unit.

TEP IXB

(A)  Owned equipment operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased for the quarter ended March 31, 1997, when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                             For the three months
                                                                                ended March 31,
                                                                            1997               1996
                                                                         ------------------------------
   Trailers                                                              $    10,184         $  38,958
   Railcar equipment                                                           2,431            21,579
   Marine containers                                                           4,420             6,835


Trailers: Trailer revenues and direct expenses were $13,206 and $3,022, respectively, for the quarter ended March 31, 1997, compared to $48,721 and $9,763, respectively, during the same period of 1996. The decrease in contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar revenues and direct expenses were $2,550 and $119, respectively, for the quarter ended March 31, 1997, compared to $21,870 and $291, respectively, during the same period of 1996. The decrease in contribution was due to the sale of all railcars owned by the Partnership in the fourth quarter of 1996;

Marine containers: Marine container revenues and direct expenses were $4,486 and $66, respectively, for the quarter ended March 31, 1997, compared to $6,901 and $66, respectively, during the same period of 1996. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container contribution.

(B)  Indirect expenses related to owned equipment

Total indirect expenses of $57,617 for the quarter ended March 31, 1997, decreased from $78,278 for the same period of 1996. The variance is explained as follows:

     (a) a $12,328 decrease in depreciation expense reflecting assets sales or dispositions during the first quarter of 1997 and during 1996;

     (b) a $8,438 decrease in general and administrative expenses reflects the decreased accounting costs and administrative costs related to short-term rental facilities due to sale of equipment.

(C)  Gain on disposition of equipment

For the quarter ended March 31, 1997, the Partnership realized a gain of $31,354 on the disposal of trailers compared to the same period of 1996, where the Partnership realized a gain of $11,851 on the sale or disposition of trailers and marine containers.

(D)  Equity in net loss of unconsolidated special purpose entity

Equity in net loss of unconsolidated special purpose entity was $20,867 for the quarter ended March 31, 1996, and represented the net loss generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. The investment was sold in the third quarter of 1996.

(E)  Net Loss

The Partnership generated net loss of $5,119 for the quarter ended March 31, 1997, compared to a net loss of $15,826 for the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the quarter ended March 31, 1997, is not necessarily indicative of future periods. For the quarter ended March 31, 1997, the Partnership distributed $344,582 to the Limited Partners, or approximately $19.74 per weighted average unit which included a special distribution of $17.01 per weighted average unit.

TEP IXC

(A)  Owned equipment operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended March 31, 1997 when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type:


                                                                               For the three months
                                                                                 ended March 31,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   51,728          $   71,991
   Railcar equipment                                                         (2,590 )            (1,400 )
   Marine containers                                                            804               1,643


Trailers: Trailer revenues and direct expenses were $75,172 and $23,444, respectively, for the quarter ended March 31, 1997, compared to $97,171 and $25,180, respectively, during the same period of 1996. The decrease of contribution was due to lower utilization of trailers in the short-term rental facilities and the disposition of trailers;

Railcar equipment: Railcar revenues and direct expenses were a credit of $2,550 and $40, respectively, for the quarter ended March 31, 1997, compared to $7,800 and $9,200, respectively during the same period of 1996. The decrease in contribution was due to the sale of all railcars owned by the Partnership in the fourth quarter of 1996. The credit in revenue in the first quarter of 1997 was due to a credit given back to a former lessee;

Marine containers: Marine container revenues and direct expenses were $828 and $24, respectively, for the quarter ended March 31, 1997, compared to $1,667 and $24, respectively, during the same period of 1996. The number of marine containers owned by the Partnership has been declining due to sales and dispositions. The result of this declining fleet is a decrease in marine container contribution.

(B) Indirect expenses related to owned equipment

Total indirect expenses of $89,611 for the quarter ended March 31, 1997, decreased from $102,456 for the same period of 1996. The variance is explained as follows:

     (a) a $14,357 decrease in depreciation expense reflecting asset sales during the first quarter of 1997 and during 1996;

     (b) a $5,162 decrease in general and administrative expenses due to lower accounting costs and administrative costs due to sale of equipment;

     (c) a $8,583 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Gain on disposition of equipment

For the quarter ended March 31, 1997, the Partnership realized a gain of $49,863 on the sale of trailers, compared to the same period in 1996, when the Partnership realized a gain of $1,688 on the disposal of a marine container.

(D)  Equity in net loss of unconsolidated special purpose entity

Equity in net loss of unconsolidated special purpose entity was $12,550 for the quarter ended March 31, 1996, and represents the net loss generated from the Partnership's interest in an entity which owned an aircraft, accounted for under the equity method. The investment was sold in the second quarter of 1996.

(E)  Net Income

The Partnership's net income increased to $12,823 for the quarter ended March 31, 1997, from a net loss of $38,169 in the same period in 1996. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance for the quarter ended March 31, 1997, is not necessarily indicative of future periods. For the quarter ended March 31, 1997, the Partnership distributed $155,447 to the Limited Partners, or approximately $9.19 per weighted average unit which included a special distribution of $5.85 per weighted average unit.

TEP IXD

(A) Revenues

Total revenues of $45,100 for the quarter ended March 31, 1997, decreased from $56,811 for the same period in 1996, due primarily to lower lease revenues and lower interest and other income in the first quarter of 1997, as compared to the same period in 1996, offset by a gain on sale of equipment for the first quarter of 1997, compared to a loss on disposition of equipment in the same period in 1996.

(1) Lease revenues decreased to $19,219 in the first quarter 1997, from $55,242 in the same period in 1996. The following table lists lease revenue earned by equipment type:

                                                For the three months ended
                                                        March 31,
                                                  1997             1996
                                              -------------------------------

   Trailers                                    $   11,583       $   35,873
   Marine containers                                7,636           19,369
                                               ------------------------------

                                               $   19,219       $   55,242
                                               ==============================

The decline was due primarily to the following:

     (a) Trailer revenue decreased $24,290 due primarily to the sale of trailers during 1996 and in the first quarter of 1997, and lower utilization in short-term rental facilities operated by an affiliate of the General Partner;

     (b) Marine container revenue decreased $11,733 primarily due to the disposal of marine containers during 1996 and in the first quarter of 1997.

(2) For the quarter ended March 31, 1997, the Partnership realized a gain of $25,044 on the disposal of marine containers and trailers, as compared to a loss of $997 on the disposal of marine containers for the quarter ended March 31, 1996.

(B)  Expenses

Total expenses of $42,140 for the quarter ended March 31, 1997, decreased from $62,085 for the same period in 1996. The decrease in 1997 expenses was attributable primarily to decreases in general and administrative expenses, repair and maintenance and depreciation expenses, offset by an increase in bad debt expenses.

(1) Direct operating expenses (defined as repairs and maintenance and insurance) decreased to $3,151 in the first quarter 1997, from $11,577 in the same period in 1996. This change resulted primarily from the disposition of equipment.

(2) Indirect operating expenses (defined as depreciation expense, management fees, bad debt expense, and general and administrative expenses) decreased to $38,989 in the first quarter 1997, from $50,508 in the same period in 1996. This change resulted primarily from:

     (a) a decrease in general and administrative expense of $10,840 due to lower accounting costs and administrative costs related to short-term rental facilities due to sale of equipment;

     (b) a decrease in depreciation expense of $4,074, reflecting asset sales or dispositions during the first quarter of 1997 and during 1996;

     (c) an increase of $3,395 in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Income (loss)

The Partnership incurred a net income of $2,960 in the first quarter 1997, compared to a net loss of $5,274 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter 1997, is not necessarily indicative of future periods. In the first quarter 1997, the Partnership distributed $18,364 to the Limited Partners, or approximately $1.93 per weighted average unit.

(II) Asset Sales

Equipment sales and dispositions result from General Partner decisions on liquidations, the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. During the three months ended March 31, 1997, a marine container and trailers owned by TEP IXA were sold for a total of $76,319. Trailers owned by TEP IXB were sold for a total of $51,000; trailers owned by TEP IXC were sold for $79,550; and marine containers and trailers owned by TEP IXD were sold or disposed of for $43,219. As discussed in note 4, the General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(III)    Market Values

As of March 31, 1997, the General Partner estimated the current fair market value of each Partnership's equipment portfolio to be approximately : $0.9 million, $0.4 million, $0.9 million and $0.6 million for TEP IXA, TEP IXB, TEP IXC and TEP IXD, respectively.

(IV) Outlook for the Future

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


                                          PLM TRANSPORTATION EQUIPMENT
                                          PARTNERS IXA 1986 INCOME FUND

                                          By:  PLM Financial Services, Inc.
                                               General Partner





Date:  May 9, 1997                        By:  /s/ David J. Davis
                                               -------------------
                                               David J. Davis
                                               Vice President and
                                               Corporate Controller