Form 10-Q
period 1998-03-31
PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
filed 1998-05-15
CIK 778791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal quarter ended March 31, 1998.

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

Yes    X    No ______

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                                 BALANCE SHEETS



                                                                               March 31,             December 31,
                                                                               1998                      1997
                                                                            ------------------------------------------

Assets

Equipment held for operating leases, at cost                                 $       456,512      $         715,860
Less accumulated depreciation                                                       (442,154)              (674,944)
                                                                            ------------------------------------------
    Net equipment                                                                     14,358                 40,916

Cash and cash equivalents                                                            111,858                376,794
Accounts receivable, net of allowance for doubtful accounts of
      $41,110 in 1998 and $45,515 in 1997                                             10,988                 25,471
Prepaid insurance                                                                        442                    661
                                                                            ------------------------------------------

      Total assets                                                           $       137,646      $         443,842
                                                                            ==========================================

Liabilities and capital

Liabilities:
Accounts payable                                                             $         6,253      $          16,202
Due to affiliates                                                                         --                  5,059
  Total liabilities                                                                    6,253                 21,261

Capital:
Beneficiaries or limited partners (24,285 units)                                     114,381                402,657
Beneficiary or General Partner                                                        17,012                 19,924
                                                                            ------------------------------------------
  Total capital                                                                      131,393                422,581
                                                                            ------------------------------------------

      Total liabilities and capital                                          $       137,646      $         443,842
                                                                            ==========================================























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                              STATEMENTS OF INCOME
                      For the Three Months Ended March 31,







                                                                                     1998               1997
                                                                               -----------------------------------

Revenues

Lease revenue                                                                    $     20,000      $       74,417
Interest and other income                                                               3,674               2,487
Net gain on disposition of equipment                                                   34,016              58,174
                                                                               --------------------------------------
  Total revenue                                                                        57,690             135,078

Expenses

Depreciation                                                                            6,418              41,804
Management fees to affiliate                                                               --              15,178
Repairs and maintenance                                                                 5,925               6,401
Insurance expense                                                                         219                 906
General and administrative expenses
  to affiliates                                                                         6,387              17,917
Other general and administrative expenses                                               7,540              11,353
(Recovery of) provision for bad debts                                                  (4,405 )             1,331
                                                                               --------------------------------------
  Total expenses                                                                       22,084              94,890
                                                                               --------------------------------------

      Net income                                                                 $     35,606      $       40,188
                                                                               ======================================

Allocation of net income

Beneficiaries or limited partners                                                $     35,250      $       39,786
Beneficiary or General Partner                                                            356                 402
                                                                               --------------------------------------

Total                                                                            $     35,606      $       40,188
                                                                               ======================================

Net income per weighted-average unit outstanding - 24,285 units                  $       1.45      $         1.64
                                                                               ======================================

Cash distributions                                                               $         --      $       65,174
                                                                               ======================================

Cash distributions per weighted-average
       unit outstanding                                                          $         --      $         2.68
                                                                               ======================================

Special cash distributions                                                       $    326,794      $           --
                                                                               ======================================

Special cash distributions per weighted-average
  unit outstanding                                                               $      13.32      $           --
                                                                               ======================================

Total cash distributions per weighted-average
  unit outstanding                                                               $      13.32      $         2.68
                                                                               ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                        STATEMENTS OF CHANGES IN CAPITAL
            For the period from December 31, 1996 to March 31, 1998




                                                     Beneficiaries       Beneficiary
                                                       (formerly           (formerly
                                                         Limited           General
                                                        Partners)          Partner)             Total
                                                     -----------------------------------------------------

Capital (deficit) as of December 31, 1996              $     743,918         $   (100,521)        $     643,397

Net income                                                    88,071              124,782               212,853

Cash distributions                                           (65,057)                (657)              (65,714 )

Special distributions                                       (364,275)              (3,680)             (367,955 )
                                                     --------------------------------------------------------------

  Capital as of December 31, 1997                            402,657               19,924               422,581

Net income                                                    35,250                  356                35,606

Special distributions                                       (323,526)              (3,268)             (326,794 )
                                                     --------------------------------------------------------------

  Capital as of March 31, 1998                         $     114,381         $     17,012         $     131,393
                                                     ==============================================================






























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                            STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,






                                                                               1998               1997
                                                                          ---------------------------------
Operating activities
Net income                                                                 $       35,606         $      40,188
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                                      6,418                41,804
  Net gain on disposition of equipment                                            (34,016)              (58,174)
  Changes in operating assets and liabilities
  Accounts receivable, net                                                         14,483                19,370
  Prepaid insurance                                                                   219                   605
  Accounts payable                                                                 (9,949)               (2,464)
  Due to affiliates                                                                (5,059)                   --
      Net cash provided by operating activities                                     7,702                41,329

Investing activities
Proceeds from disposition of equipment                                             54,156                76,319
      Net cash provided by investing activities                                    54,156                76,319

Financing activities
Cash distributions paid to beneficiaries (formerly limited partners)             (323,526)              (65,057)
Cash distributions paid to Beneficiary (formerly General Partner)                  (3,268)                 (657)
                                                                          ----------------------------------------
      Net cash used in financing activities                                      (326,794)              (65,714)
                                                                          ----------------------------------------

Net increase (decrease) in cash and cash equivalents                             (264,936)               51,934
Cash and cash equivalents at beginning of period                                  376,794               211,878
                                                                          ----------------------------------------
Cash and cash equivalents at end of period                                 $      111,858         $     263,812
                                                                          ========================================























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.   Liquidation of the Partnership

     With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust on January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected as assets and liabilities of the Trust have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less estimated cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, and not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

     For tax purposes, the liquidating trust will continue to be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

     The Trustees have applied to the Securities and Exchange Commission (SEC) to terminate the Trust's obligation to file future reports on Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

2.   Opinion of Management

     In the opinion of the Trustees, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Trust's financial position as of March 31, 1998 and December 31, 1997, the statements of income and cash flows for the three months ended March 31, 1998 and 1997, and the statements of changes in capital for the period from December 31, 1996 to March 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

3.   Equipment

     Equipment held for operating leases is stated at cost. The components of equipment are as follows:


                                                March 31,          December 31,
                                                  1998                1997
                                            -------------------------------------

Trailers                                      $     456,512        $      715,860
Less accumulated depreciation                      (442,154 )            (674,944)
                                            -----------------------------------------
         Net equipment                        $      14,358        $       40,916
                                            =========================================

     As of March 31, 1998 and December 31, 1997, all equipment was operating in PLM-affiliated short-term rental facilities.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXA 1986 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

3.   Equipment  (continued)

     During the three months ended March 31, 1998, the Trust sold or disposed of trailers with an aggregate book value of $20,140 for proceeds of $54,156. During the three months ended March 31, 1997, the Partnership sold or disposed of a marine container and trailers with an aggregate book value of $18,145 for proceeds of $76,319.

4.   Cash Distributions

     The Trustees paid special distributions of $13.32 per weighted-average unit during the first quarter of 1998. The Partnership paid cash distributions of $2.68 per weighted-average unit during the first quarter of 1997.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                                 BALANCE SHEETS






                                                                          March 31,         December 31,
                                                                            1998                  1997
                                                                       -------------------------------------
Assets

Equipment held for operating leases, at cost                            $      195,077         $      237,580
Less accumulated depreciation                                                ( 189,121)              (227,868)
                                                                      ------------------------------------------
    Net equipment                                                                5,956                  9,712

Cash and cash equivalents                                                       47,708                 93,836
Accounts receivable, net of allowance for doubtful
      accounts of $22,075 in 1998 and  in 1997                                   1,116                  7,450
Prepaid insurance                                                                  191                    284
                                                                      ------------------------------------------

      Total assets                                                      $       54,971         $      111,282
                                                                      ==========================================


Liabilities and  capital


Liabilities:
Accounts payable                                                        $        3,500         $        9,720
Due to affiliates                                                                   --                  3,637
  Total liabilities                                                              3,500                 13,357

Capital:
Beneficiaries or limited partners (17,460 units)                                39,639                 85,629
Beneficiary or General Partner                                                  11,832                 12,296
                                                                      -----------------       ----------------
                                                                                     ----------             ----
  Total  capital                                                                51,471                 97,925
                                                                      ------------------------------------------

      Total liabilities and capital                                     $       54,971         $      111,282
                                                                      ==========================================





                 see accompanying notes to financial statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,



                                                                                            1998            1997
                                                                                        -----------------------------
Revenues
Lease revenue                                                                             $    1,950       $    20,242
Interest and other income                                                                        554             4,109
Net gain on disposition of equipment                                                           3,765            31,354
                                                                                        ---------------------------------
  Total revenue                                                                                6,269            55,705

Expenses
Depreciation                                                                                   2,022            26,041
Management fees to affiliate                                                                      --            10,913
Repairs and maintenance                                                                          177             2,773
Insurance expense                                                                                 93               716
General and administrative expenses to affiliates                                              1,680            11,207
Other general and administrative expenses                                                      4,915             9,174
  Total expenses                                                                               8,887            60,824

      Net loss                                                                            $  ( 2,618)      $    (5,119)
                                                                                        =================================

Allocation of net loss

  Beneficiaries or limited partners                                                       $  ( 2,592)      $    (5,068)
  Beneficiary or General Partner                                                                 (26)              (51)
                                                                                        ---------------------------------

      Total                                                                               $  ( 2,618)      $    (5,119)
                                                                                        =================================

Net loss per weighted-average unit outstanding - 17,460 units                             $    (0.15)      $     (0.29)
                                                                                        =================================

Cash distributions                                                                        $       --       $    48,063
                                                                                        =================================

Cash distributions per weighted-average
     unit outstanding                                                                     $       --       $      2.73
                                                                                        =================================

Special distributions                                                                     $   43,836       $   300,000
                                                                                        =================================

Special distributions per weighted-average
     unit outstanding                                                                     $     2.49       $     17.01
                                                                                        =================================

Total distributions per weighted-average
     unit outstanding                                                                     $     2.49       $     19.74
                                                                                        =================================







                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                        STATEMENTS OF CHANGES IN CAPITAL
            For the period from December 31, 1996 to March 31, 1998




                                                     Beneficiaries        Beneficiary
                                                      (formerly            (formerly
                                                         Limited            General
                                                        Partners)           Partner)            Total
                                                     -----------------------------------------------------

Capital (deficit) as of December 31, 1996              $    758,143         $  (69,985)        $    688,158

Net income (loss)                                           (66,032 )           88,407               22,375

Cash distributions                                          (47,582 )             (481)             (48,063 )

Special distributions                                      (558,900 )           (5,645)            (564,545 )
                                                     ---------------------------------------------------------

   Capital as of December 31, 1997                           85,629             12,296               97,925

Net loss                                                     (2,592 )              (26)              (2,618 )

Special distributions                                       (43,398 )             (438)             (43,836 )
                                                     ---------------------------------------------------------

   Capital as of March 31, 1998                        $     39,639         $   11,832         $     51,471
                                                     =========================================================






























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                            STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,




                                                                               1998              1997
                                                                          --------------------------------
Operating activities
Net loss                                                                   $    ( 2,618)        $     (5,119)
Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
  Depreciation                                                                    2,022               26,041
  Net gain on disposition of equipment                                          ( 3,765)             (31,354)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                        833               (3,067)
    Prepaid insurance                                                                93                  496
    Accounts payable                                                             (6,220)              (3,070)
    Due to affiliates                                                            (3,637)                  --
                                                                          -------------------------------------
      Net cash used in operating activities                                     (13,292)             (16,073)
                                                                          -------------------------------------

Investing activities
Proceeds from disposition of equipment                                           11,000               51,000
      Net cash provided by investing activities                                  11,000               51,000

Financing activities
Cash distributions paid to beneficiaries (formerly limited partners)            (43,398)            (344,582)
Cash distributions paid to Beneficiary (formerly General Partner)                  (438)              (3,481)
                                                                          -------------------------------------
      Net cash used in financing activities                                     (43,836)            (348,063)
                                                                          -------------------------------------

Net decrease in cash and cash equivalents                                       (46,128)            (313,136)
Cash and cash equivalents at beginning of period                                 93,836              478,922
                                                                          -------------------------------------
Cash and cash equivalents at end of period                                 $     47,708         $    165,786
                                                                          =====================================


















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.   Liquidation of the Partnership

     With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust on January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected as assets and liabilities of the Trust have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less estimated cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, and not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

     For tax purposes, the liquidating trust will continue to be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

     The Trustees have applied to the Securities and Exchange Commission (SEC) to terminate the Trust's obligation to file future reports on Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

2.   Opinion of Management

     In the opinion of the Trustees, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Trust's financial position as of March 31, 1998 and December 31, 1997, the statements of operations and cash flows for the three months ended March 31, 1998 and 1997, and the statements of changes in capital for the period from December 31, 1996 to March 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

3.   Equipment

     Equipment held for operating leases is stated at cost. The components of owned equipment are as follows:



                                                March 31,       December 31,
                                                  1998               1997
                                            -----------------------------------

Trailers                                      $     195,077              237,580
Less accumulated depreciation                      (189,121 )           (227,868)
                                            ---------------------------------------
          Net equipment                       $       5,956       $        9,712
                                            =======================================


     As of March 31, 1998 and December 31, 1997, all equipment was either on lease or operating in PLM affiliated short-term rental facilities.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXB 1986 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

3.   Equipment (continued)

     During the first quarter of 1998, the Trust repossessed a trailer, that had been sold for a gain of $3,432 in 1997, due to a collection problem.

     During the three months ended March 31, 1998, the Trust sold or disposed of trailers with a net book value of $3,803 for proceeds of $11,000. During the three months ended March 31, 1997, the Partnership sold or disposed of trailers with a net book value of $19,646 for proceeds of $51,000.

4.   Cash Distributions

     The Trustees or General Partner paid special distributions of $2.49 and $17.01 per weighted-average unit during the first quarter of 1998 and 1997, respectively. The Partnership paid cash distributions of $2.73 per weighted-average unit during the first quarter of 1997.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                                 BALANCE SHEETS




                                                                           March 31,          December 31,
                                                                            1998                   1997
                                                                       --------------------------------------
Assets

Equipment held for operating leases, at cost                            $    1,068,297          $    1,527,504
Less accumulated depreciation                                               (1,027,916)             (1,449,772)
                                                                      --------------------------------------------
    Net equipment                                                               40,381                  77,732

Cash and cash equivalents                                                      178,455                 104,309
Accounts receivable, net of allowance for doubtful
      accounts of $2,323 in 1998 and $8,393 in 1997                             20,972                  59,608
Prepaid insurance                                                                  374                     560
                                                                      --------------------------------------------

      Total assets                                                      $      240,182          $      242,209
                                                                      ============================================

Liabilities and capital


Liabilities:

Accounts payable                                                        $       6,801          $      10,921
Due to affiliates                                                                  --                  3,523
  Total liabilities                                                             6,801                 14,444

Capital:
Beneficiaries or limited partners (16,914 units)                              220,109                214,549
Beneficiary or General Partner                                                 13,272                 13,216
                                                                      ----------------       ----------------
                                                                                    -----------            -----
  Total capital                                                               233,381                227,765
                                                                      ------------------------------------------

      Total liabilities and capital                                     $     240,182          $     242,209
                                                                      ==========================================






















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                              STATEMENTS OF INCOME
                      For the Three Months Ended March 31,





                                                                                           1998             1997
                                                                                       -----------------------------

Revenues
Lease revenue                                                                             $   27,074       $     73,450
Interest and other income                                                                      1,862              2,629
Net gain on disposition of equipment                                                          61,989             49,863
                                                                                        ----------------------------------
  Total revenue                                                                               90,925            125,942

Expenses
Depreciation                                                                                  16,832             39,629
Management fees to affiliate                                                                      --             10,568
Repairs and maintenance                                                                        6,149             22,763
Insurance expense                                                                                186              1,003
General and administrative expenses to affiliates                                              7,584             27,531
Other general and administrative expenses                                                      6,319              8,709
(Recovery of) provision for bad debts                                                         (6,070)             2,916
                                                                                        ----------------------------------
  Total expenses                                                                              31,000            113,119

Net income                                                                                $   59,925       $     12,823
                                                                                        ==================================

Allocation of net income

Beneficiaries or limited partners                                                         $   59,326       $     12,695
Beneficiary or General Partner                                                                   599                128
                                                                                        ----------------------------------
      Total                                                                               $   59,925       $     12,823
                                                                                        ==================================

Net income per weighted-average
       unit outstanding (16,914 units)                                                    $     3.51       $       0.75
                                                                                        ==================================

Cash distributions                                                                        $       --       $     57,017
                                                                                        ==================================

Cash distributions per weighted-average
       unit outstanding                                                                   $       --       $       3.34
                                                                                        ==================================

Special distributions                                                                     $   54,309       $    100,000
                                                                                        ==================================

Special distributions per weighted-average
       unit outstanding                                                                   $     3.18       $       5.85
                                                                                        ==================================

Total distributions per weighted-average
       unit outstanding                                                                   $     3.18       $       9.19
                                                                                        ==================================







                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                        STATEMENTS OF CHANGES IN CAPITAL
            For the period from December 31, 1996 to March 31, 1998




                                                     Beneficiaries
                                                       (formerly           Beneficiary
                                                         Limited            (formerly                  Total
                                                        Partners)            General
                                                                            Partner)
                                                     -------------------------------------------------------

Capital  (deficit) as of December 31, 1996             $    704,628         $  (68,097)         $     636,531

Net income                                                   28,911             86,555                115,466

Cash distributions                                          (56,447 )             (570)               (57,017)

Special distributions                                      (462,543 )           (4,672)              (467,215)
                                                     -----------------------------------------------------------

  Capital as of December 31, 1997                           214,549             13,216                227,765

Net income                                                   59,326                599                 59,925

Special distributions                                       (53,766 )             (543)               (54,309)
                                                     -----------------------------------------------------------

  Capital as of March 31, 1998                         $    220,109         $   13,272          $     233,381
                                                     ===========================================================






























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                            STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,





                                                                               1998               1997
                                                                          ---------------------------------
Operating activities
Net income                                                                 $     59,925         $     12,823
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                                   16,832               39,629
  Net gain on disposition of equipment                                          (61,989)             (49,863)
  Change in operating assets and liabilities
    Accounts receivable, net                                                     27,636               13,232
    Prepaid insurance                                                               186                  640
    Accounts payable                                                             (4,120)              (5,549)
    Due to affiliates                                                            (3,523)                  --
                                                                          -------------------------------------
      Net cash provided by operating activities                                  34,947               10,912
                                                                          -------------------------------------

Investing activities
Proceeds from disposition of equipment                                           93,508               79,550
Cash provided by investing activities                                            93,508               79,550
                                                                          -------------------------------------

Financing activities
Cash distributions paid to beneficiaries (formerly limited partners)            (53,766)            (155,447)
Cash distributions paid to Beneficiary (formerly General Partner)                  (543)              (1,570)
                                                                          -------------------------------------
      Net cash used in financing activities                                     (54,309)            (157,017)
                                                                          -------------------------------------

Net increase (decrease) in cash and cash equivalents                             74,146              (66,555)
Cash and cash equivalents at beginning of period                                104,309              264,450
                                                                          -------------------------------------
Cash and cash equivalents at end of period                                 $    178,455         $    197,895
                                                                          =====================================























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998



1.   Liquidation of the Partnership

     With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust on January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected as assets and liabilities of the Trust have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less estimated cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, and not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

     For tax purposes, the liquidating trust will continue to be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

     The Trustees have applied to the Securities and Exchange Commission (SEC) to terminate the Trust's obligation to file future reports on Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

2.   Opinion of Management

     In the opinion of the Trustees, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Trust's financial position as of March 31, 1998 and December 31, 1997, the statements of income and cash flows for the three months ended March 31, 1998 and 1997, and the statements of changes in capital for the period from December 31, 1996 to March 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

     Equipment

     Equipment held for operating leases is stated at cost. The components of owned equipment are as follows:


                                                March 31,         December 31,
                                                   1998               1997
                                            ----------------------------------------

Trailers                                      $   1,068,297       $     1,527,504
Less accumulated depreciation                    (1,027,916 )          (1,449,772)
                                            ----------------------------------------
         Net equipment                        $      40,381       $        77,732
                                            ========================================


     All of the equipment was operating in PLM-affiliated short-term rental facilities as of March 31, 1998 and December 31, 1997.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXC 1986 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

Equipment (continued)

     During the first quarter of 1998, the Trust repossessed two trailers, that had been sold for a gain of $6,969 in 1997, due to a collection problem.

     During the three months ended March 31, 1998, the Trust sold or disposed of trailers with a net book value of $24,550 for proceeds of $93,508. During the three months ended March 31, 1997, the Partnership sold or disposed of trailers with a net book value of $29,687 for proceeds of $79,550.

4.   Cash Distributions

     The Trustees or General Partner paid special distributions of $3.18 and $5.85 per weighted-average unit during the first quarter of 1998 and 1997, respectively. The Partnership paid a cash distribution of $3.34 per weighted-average unit during the first quarter of 1997.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                                 BALANCE SHEETS




                                                                              March 31,          December 31,
                                                                            1998                   1997
                                                                       --------------------------------------
Assets

Equipment held for operating leases, at cost                            $      316,403          $      609,053
Less accumulated depreciation                                                 (299,187)               (568,582)
                                                                      --------------------------------------------
    Net equipment                                                               17,216                  40,471

Cash and cash equivalents                                                      102,485                 125,940
Accounts receivable, net of allowance for doubtful
      accounts of $32,220 in 1998 and in 1997                                    2,175                  39,740
Prepaid insurance                                                                1,320                   1,413
                                                                      --------------------------------------------

      Total assets                                                      $      123,196          $      207,564
                                                                      ============================================

Liabilities and capital


Liabilities:
Accounts payable                                                        $       3,645          $      17,342
Due to affiliates                                                                  --                  1,985
  Total liabilities                                                             3,645                 19,327

Capital:
Beneficiaries or limited partners (9,529 units)                               112,054                180,054
Beneficiary or General Partner                                                  7,497                  8,183
                                                                      ------------------------------------------
  Total capital                                                               119,551                188,237
                                                                      ------------------------------------------

      Total liabilities and capital                                     $     123,196          $     207,564
                                                                      ==========================================























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                              STATEMENTS OF INCOME
                      For the Three Months Ended March 31,





                                                                                            1998             1997
                                                                                        -----------------------------

Revenues
Lease revenue                                                                            $     9,757       $   19,219
Interest and other income                                                                      1,563              837
Net gain on disposition of equipment                                                          12,197           25,044
                                                                                        --------------------------------
  Total revenue                                                                               23,517           45,100

Expenses
Depreciation                                                                                   6,151           19,489
Management fees to affiliate                                                                      --            5,956
Repairs and maintenance                                                                        2,338            2,716
Insurance expense                                                                                 93              435
General and administrative expenses to affiliates                                              2,967            6,904
Other general and administrative expenses                                                      4,714            6,573
Provision for bad debts                                                                           --               67
  Total expenses                                                                              16,263           42,140
                                                                                        --------------------------------

      Net income                                                                         $     7,254       $    2,960
                                                                                        ================================

Allocation of net income

Beneficiaries or limited partners                                                        $     7,181       $    2,930
Beneficiary or General Partner                                                                    73               30
                                                                                        ------------------------------
      Total                                                                              $     7,254       $    2,960
                                                                                        ================================

Net income per weighted-average unit outstanding (9,529 units)                           $      0.75       $     0.31
                                                                                        ================================

Cash distributions                                                                       $        --       $   18,549
                                                                                        ================================

Cash distributions per weighted-average
       unit outstanding                                                                  $        --       $     1.93
                                                                                        ================================

Special distributions                                                                    $    75,940       $       --
                                                                                        ================================

Special distributions per weighted-average
   unit outstanding                                                                      $      7.89       $       --
                                                                                        ================================

Total distributions per weighted-average
   unit outstanding                                                                      $      7.89       $     1.93
                                                                                        ================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                        STATEMENTS OF CHANGES IN CAPITAL
            For the period from December 31, 1996 to March 31, 1998




                                                     Beneficiaries        Beneficiary
                                                         Limited            (formerly
                                                        Partners)            General
                                                                            Partner)                Total
                                                     -------------------------------------------------------

Capital (deficit)  as of December 31, 1996             $    305,760         $  (39,161)         $     266,599

Net income                                                   83,235             49,454                132,689

Cash distributions                                          (18,364 )             (185)               (18,549)

Special distributions                                      (190,577 )           (1,925)              (192,502)
                                                     -----------------------------------------------------------

  Capital as of December 31, 1997                           180,054              8,183                188,237

Net income                                                    7,181                 73                  7,254

Special distributions                                       (75,181 )             (759)               (75,940)
                                                     -----------------------------------------------------------

  Capital as of March 31, 1998                         $    112,054         $    7,497          $     119,551
                                                     ===========================================================






























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                            STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,







                                                                               1998               1997
                                                                          --------------------------------
Operating activities
Net income                                                                 $      7,254         $      2,960
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Depreciation                                                                    6,151               19,489
  Net gain on disposition of equipment                                          (12,197)             (25,044)
  Changes in operating assets and liabilities
    Accounts receivable, net                                                     37,565               11,238
    Prepaid insurance                                                                93                  281
    Accounts payable                                                            (13,697)              (2,920)
    Due to affiliate                                                             (1,985)                  --
                                                                          -------------------------------------
      Net cash provided by operating activities                                  23,184                6,004
                                                                          -------------------------------------

Investing activities
Proceeds from disposition of equipment                                           29,301               43,219
                                                                          -------------------------------------
      Net cash provided by investing activities                                  29,301               43,219
                                                                          -------------------------------------

Financing activities
Cash distributions paid to beneficiaries (formerly limited partners)            (75,181)             (18,364)
Cash distributions paid to Beneficiary (formerly General Partner)                  (759)                (185)
                                                                          -------------------------------------
      Net cash used in financing activities                                     (75,940)             (18,549)
                                                                          -------------------------------------

Net increase (decrease) in cash and cash equivalents                            (23,455)              30,674
Cash and cash equivalents at beginning of period                                125,940               77,140
                                                                          -------------------------------------
Cash and cash equivalents at end of period                                 $    102,485         $    107,814
                                                                          =====================================





















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998



1.   Liquidation of Partnership

     With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust on January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected as assets and liabilities of the Trust have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less estimated cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, and not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

     For tax purposes, the liquidating trust will continue to be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

     The Trustees have applied to the Securities and Exchange Commission (SEC) to terminate the Trust's obligation to file future reports on Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

2.   Opinion of Management

     In the opinion of the Trustees, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Trust's financial position as of March 31, 1998 and December 31, 1997, the statements of income and cash flows for the three months ended March 31, 1998 and 1997, and the statements of changes in capital for the period from December 31, 1996 to March 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

3.   Equipment

     Equipment held for operating leases is stated at cost. The components of equipment are as follows:


                                                 March 31,        December 31,
                                                  1998                1997
                                            -------------------------------------

Trailers                                      $     316,403        $      609,053
Less accumulated depreciation                      (299,187 )            (568,582)
                                            -----------------------------------------

         Net equipment                        $      17,216        $       40,471
                                            =========================================


     All  equipment   owned  by  the  Trust  or  Partnership  was  operating  in
PLM-affiliated short-term rental facilities as of March 31, 1998 and December 31, 1997.

           PLM TRANSPORTATION EQUIPMENT PARTNERS IXD 1986 INCOME FUND
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

Equipment (continued)

     During the three months ended March 31, 1998, the Trust sold or disposed of trailers with an aggregate net book value of $17,104 for proceeds of $29,301. During the three months ended March 31, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate net book value of $18,175 for proceeds of $43,219.

4.   Cash Distributions

     The Trustees paid special distributions of $7.89 per weighted-average unit during the first quarter of 1998. The General Partner paid cash distributions of $1.93 per weighted-average unit during the first quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1998 and 1997

TEP IXA

(A)      Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased for the quarter ended March 31, 1998, when compared to the same period of 1997. The following table presents revenues less direct expenses by owned equipment type:



                                                                            For the Three Months
                                                                              Ended March 31,

                                                                           1998               1997
                                                                      ---------------------------------
Trailers                                                                $    14,075         $    49,290
Marine containers                                                                --              18,090



Trailers: Trailer revenues and direct expenses were $20,000 and $5,925, respectively, for the quarter ended March 31, 1998, compared to $56,097 and $6,807, respectively, during the same period of 1997. The number of trailers owned by the Trust declined over the twelve months due to disposition of trailers. The result of this declining fleet was a decrease in trailer net contribution.

Marine containers: Marine container revenues and direct expenses were zero for the quarter ended March 31, 1998, compared to $18,321 and $231, respectively, during the same period of 1997. The decrease in marine container net contribution resulted from the disposition of the remaining marine containers during 1997.

(B) Indirect Expenses Related to Owned Equipment

Total indirect expenses of $16,159 for the quarter ended March 31, 1998, decreased from $87,583 for the same period of 1997. Significant variances are explained as follows:

(i) a $35,386 decrease in depreciation expense reflecting asset sales or dispositions during 1998 and during 1997.

(ii) a $15,343 decrease in general and administrative expenses reflects decreased accounting and data processing costs, and lower administrative costs related to short-term rental facilities due to the decreased volume of trailers in these facilities.

(iii) a $15,178 decrease in management fees to affiliates due to the transfer of the remaining assets into a liquidating trust. The Trustees are not entitled to a management fee.

(iv)  a  $5,736   decrease  in  bad  debt  expense   primarily   reflecting  the
Partnership's recovery of certain receivable balances previously reserved for as bad debts.

(C) Net Gain on Disposition of Equipment

For the quarter ended March 31, 1998, the Partnership realized a gain of $34,016 on the sale of trailers. In the same period in 1997, the Partnership realized a gain of $58,174 on the sale or disposition of marine container and trailers.

(D) Net Income

As a result of the foregoing, the Trust's net income of $35,606 in the first quarter of 1998 decreased from $40,188 in the same period in 1997. The Trust's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Trust is subject to many factors, and the Trust's performance in the first quarter of 1998, is not necessarily indicative of future periods. In the first quarter of 1998, the Trust made a special distribution of $323,526 to the beneficiaries, or approximately $13.32 per weighted-average unit.

TEP IXB

(A) Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expense) on owned equipment decreased for the quarter ended March 31, 1998, when compared to the same period of 1997. The following table presents revenues less direct expenses by owned equipment type:



                                                                            For the Three Months
                                                                              Ended March 31,

                                                                           1998                1997
                                                                      ----------------------------------
Trailers                                                                $     1,773         $    10,184
Marine containers                                                                --               4,420
Railcar equipment                                                                --               2,431



Trailers: Trailer revenues and direct expenses were $1,950 and $177, respectively, for the quarter ended March 31, 1998, compared to $13,206 and $3,022, respectively, during the same period of 1997. The number of trailers owned by the Trust declined over the past twelve months due to disposition of trailers. The result of this declining fleet was a decrease in trailer net contribution.

Marine containers: Marine container revenues and direct expenses were zero for the quarter ended March 31, 1998, compared to $4,486 and $66, respectively, during the same period of 1997. The decrease in marine container net contribution resulted from the disposition of the remaining marine containers during 1997.

Railcar equipment: Railcar revenues and direct expenses were zero for the quarter ended March 31, 1998, compared to $2,550 and $119, respectively, during the same period of 1997. The decrease in contribution was due to the sale of the remaining railcars during 1997.

(B)      Indirect Expenses Related to Owned Equipment

Total indirect expenses of $8,710 for the quarter ended March 31, 1998, decreased from $57,617 for the same period of 1997. Significant variances are explained as follows:

(i) a $24,019 decrease in depreciation expense reflecting asset sales or dispositions during 1998 and 1997.

(ii) a $13,786 decrease in general and administrative expenses reflects the decreased accounting and data processing costs, and lower administrative costs related to short-term rental facilities due to the decreased volume of trailers in these facilities.

(iii) a $10,913 decrease in management fees to affiliates due to the transfer of the remaining assets into a liquidating Trust. The Trustees are not entitled to a management fee.

(C)      Net Gain on Disposition of Equipment

For the quarter ended March 31, 1998, the Trust realized a gain of $3,765 on the disposal of trailers compared to the same period of 1997, where the Partnership realized a gain of $31,354 on the disposal of trailers.

(D)      Net Loss

As a result of the foregoing, the Trust had a net loss of $2,618 for the quarter ended March 31, 1998, compared to a net loss of $5,119 for the same period in 1997. The Trust's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Trust is subject to many factors, and the Trust's performance for the quarter ended March 31, 1998, is not necessarily indicative of future periods. For the quarter ended March 31, 1998, the Trust distributed a special distribution $43,398 to the beneficiaries, or approximately $2.49 per weighted-average unit.

TEP IXC

(A)      Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended March 31, 1998 when compared to the same period of 1997. The following table presents revenues less direct expenses by owned equipment type:



                                                                             For the Three Months
                                                                                Ended March 31,

                                                                            1998                1997
                                                                      -------------------------------------
Trailers                                                                $    20,925          $   51,728
Marine containers                                                                --                 804
Railcar equipment                                                                --              (2,590 )



Trailers: Trailer revenues and direct expenses were $27,074 and $6,149, respectively, for the quarter ended March 31, 1998, compared to $75,172 and $23,444, respectively, during the same period of 1997. The number of trailers declined over the past twelve months due to the disposition of trailers. The result of this declining fleet was a decrease in trailer net contribution.

Marine containers: Marine container revenues and direct expenses were zero for the quarter ended March 31, 1998, compared to $828 and $24, respectively, during the same period of 1997. The decrease in marine container net contribution resulted from the disposition of the Trust's remaining marine containers during 1997.

Railcar equipment: Railcar revenues and direct expenses were zero for the quarter ended March 31, 1998, compared to a credit of $2,550 and $40, respectively, during the same period of 1997. The increase in contribution was due to a credit given back to a former lessee in the first quarter of 1997. No similar credit was given in the first quarter of 1998.

(B) Indirect Expenses Related to Owned Equipment

Total indirect expenses of $24,851 for the quarter ended March 31, 1998, decreased from $89,611 for the same period of 1997. Significant variances are explained as follows:

(i) a $22,797 decrease in depreciation expense reflecting asset sales during the first quarter of 1998 and during 1997.

(ii) a $22,337 decrease in general and administrative expenses due to lower accounting costs and administrative costs due to sale of equipment and decreased volume of trailers in the short-term rental facilities.

(iii) a $10,568 decrease in management fee to affiliate due to the transfer of the remaining assets into a liquidating trust. The Trustees are not entitled to a management fee.

(iv)  a  $8,986   decrease  in  bad  debt  expense   primarily   reflecting  the
Partnership's recovery of certain receivable balances previously reserved for as bad debts.

(C)      Net Gain on Disposition of Equipment

For the quarter ended March 31, 1998, the Trust realized a gain of $61,989 on the disposition of trailers, compared to the same period in 1997, when the Partnership realized a gain of $49,863 on the disposition of trailers.

(D)      Net Income

As a result of the foregoing, the Trust's net income increased to $59,925 for the quarter ended March 31, 1998, from $12,823 in the same period in 1997. The Trust's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Trust is subject to many factors, and the Trust's performance for the quarter ended March 31, 1998, is not necessarily indicative of future periods. For the quarter ended March 31, 1998, the Trust distributed a special distribution of $53,766 to the beneficiaries, or approximately $3.18 per weighted-average unit.

TEP IXD

(A)      Owned Equipment Operations

Revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended March 31, 1998 when compared to the same period of 1997. The following table presents revenues less direct expenses by owned equipment type:



                                                                             For the Three Months
                                                                                Ended March 31,

                                                                            1998                1997
                                                                      -------------------------------------
Trailers                                                                $     7,419          $    8,603
Marine containers                                                                --               7,579


Trailers: Trailer revenues and direct expenses were $9,757 and $2,338, respectively, for the quarter ended March 31, 1998, compared to $11,583 and $2,980, respectively, during the same period of 1997. The number of trailers declined over the past twelve months due to the disposition of trailers. The result of this declining fleet was a decrease in trailer net contribution.

Marine containers: Marine container revenues and direct expenses were zero for the quarter ended March 31, 1998, compared to $7,636 and $57, respectively, during the same period of 1997. The decrease in marine container net contribution resulted from the disposition of the remaining marine containers during 1997.

(B) Indirect Expenses Related to Owned Equipment

Total indirect expenses of $13,925 for the quarter ended March 31, 1998, decreased from $39,103 for the same period of 1997. Significant variances are explained as follows:

(i) a $13,338 decrease in depreciation expense reflecting asset sales during 1998 and 1997.

(ii) a $5,956 decrease in management fees to affiliates due to the transfer of the remaining assets into a liquidating trust. The Trustees are not entitled to a management fee.

(iii) a $5,796 decrease in general and administrative expenses due to lower accounting costs and administrative costs due to sale of equipment and decreased volume of trailers in the short-term rental facilities.

(C)      Net Gain on Disposition of Equipment

For the quarter ended March 31, 1998, the Trust realized a gain of $12,197 on the disposal of trailers, as compared to a gain of $25,044 on the disposal of marine containers and trailers for the quarter ended March 31, 1997.

(D)      Net Income

As a result of the foregoing, the Trust's net income of $7,254 in the first quarter 1998, compared to the net income of $2,960 in the same period in 1997. The Trust's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Trust is subject to many factors, and the Trust's performance in the first quarter of 1998, is not necessarily indicative of future periods. In the first quarter of 1998, the Trustees made a special distribution $75,181 to the beneficiaries, or approximately $7.89 per weighted-average unit.

(II) ASSET SALES

As discussed in Note 1 to each of the accompany financial statements and (V) below, the General Partner is actively marketing the remaining equipment for sale.

(III) YEAR 2000 COMPLIANCE

The Trustees are currently addressing the Year 2000 computer software issue and are creating a timetable for carrying out any program modifications that may be required. The Trustees do not anticipate that the cost of these modifications allocable to the Partnerships' will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(V)      OUTLOOK FOR THE FUTURE

With the majority of the equipment portfolio now liquidated, the Partnerships' remaining assets were transferred into a liquidating trust as of January 1, 1998 (see Note 1) to each of the accompanying financial statements. Any excess proceeds over expected obligations will be distributed to the Beneficiaries in the liquidating trust.

(VI)     FORWARD-LOOKING INFORMATION

Except for historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnerships' plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnerships' actual results could differ materially from those discussed here.

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


                                   PLM TRANSPORTATION EQUIPMENT
                                   PARTNERS IXA 1986 INCOME FUND









Date:  May 14, 1998                By:  /s/ Stephen M. Bess
                                        --------------------
                                        Stephen M. Bess
                                        Trustee